Form 10-Q
period 2014-09-30
AVID TECHNOLOGY, INC.
filed 2014-11-13
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number:  1-36254
__________________
Avid Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2977748 (I.R.S. Employer Identification No.)
75 Network Drive
Burlington, Massachusetts  01803
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

The number of shares outstanding of the registrant’s Common Stock as of November 10, 2014 was 39,213,698.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Products	$105,330	$92,969	$287,215	$291,545
Services	37,099	45,924	114,840	124,764
Total net revenues	142,429	138,893	402,055	416,309

Cost of revenues:
Products	37,807	39,683	107,898	115,600
Services	14,981	16,372	45,975	47,040
Amortization of intangible assets	—	158	50	1,310
Total cost of revenues	52,788	56,213	153,923	163,950
Gross profit	89,641	82,680	248,132	252,359

Operating expenses:
Research and development	22,154	23,239	67,178	70,693
Marketing and selling	31,410	31,512	98,522	99,324
General and administrative	20,644	22,715	58,959	54,443
Amortization of intangible assets	373	660	1,251	1,981
Restructuring costs (recoveries), net	—	688	(165)	2,879
Total operating expenses	74,581	78,814	225,745	229,320

Operating income	15,060	3,866	22,387	23,039

Interest income	1	76	71	271
Interest expense	(458)	(441)	(1,246)	(1,150)
Other income, net	2	2	12	11
Income before income taxes	14,605	3,503	21,224	22,171
Provision for income taxes, net	365	921	1,427	2,147
Net income	$14,240	$2,582	$19,797	$20,024

Net income per common share – basic and diluted	$0.36	$0.07	$0.51	$0.51

Weighted-average common shares outstanding – basic	39,133	39,075	39,117	39,031
Weighted-average common shares outstanding – diluted	39,201	39,076	39,164	39,066

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$14,240	$2,582	$19,797	$20,024

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,232)	2,414	(4,096)	(1,292)

Comprehensive income	$9,008	$4,996	$15,701	$18,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,476	$48,203
Accounts receivable, net of allowances of $11,255 and $13,963 at September 30, 2014 and December 31, 2013, respectively	56,011	56,770
Inventories	53,977	60,122
Deferred tax assets, net	497	522
Prepaid expenses	6,573	7,778
Other current assets	15,995	17,493
Total current assets	155,529	190,888
Property and equipment, net	34,414	35,186
Intangible assets, net	2,830	4,260
Long-term deferred tax assets, net	2,272	2,415
Other long-term assets	2,161	2,393
Total assets	$197,206	$235,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,509	$33,990
Accrued compensation and benefits	26,701	30,342
Accrued expenses and other current liabilities	31,649	41,273
Income taxes payable	6,032	6,875
Short-term debt	8,000	—
Deferred tax liabilities, net	—	14
Deferred revenues	221,830	211,403
Total current liabilities	328,721	323,897
Long-term deferred tax liabilities, net	536	565
Long-term deferred revenues	195,507	255,429
Other long-term liabilities	13,676	14,586
Total liabilities	538,440	594,477

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,044,096	1,043,384
Accumulated deficit	(1,316,729)	(1,336,526)
Treasury stock at cost	(70,855)	(72,543)
Accumulated other comprehensive income	1,831	5,927
Total stockholders’ deficit	(341,234)	(359,335)
Total liabilities and stockholders’ deficit	$197,206	$235,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$19,797	$20,024
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,721	16,970
(Recovery) expense from doubtful accounts	(177)	140
Gain on sales of assets	—	(125)
Stock-based compensation expense	2,718	5,716
Non-cash interest expense	220	220
Foreign currency transaction gains	(494)	(856)
(Benefit from) provision for deferred taxes	(6)	6
Changes in operating assets and liabilities:
Accounts receivable	931	12,255
Inventories	6,145	7,473
Prepaid expenses and other current assets	646	965
Accounts payable	585	(4,823)
Accrued expenses, compensation and benefits and other liabilities	(14,842)	(1,348)
Income taxes payable	(603)	(475)
Deferred revenues	(49,471)	(66,170)
Net cash used in operating activities	(20,830)	(10,028)

Cash flows from investing activities:
Purchases of property and equipment	(11,660)	(8,998)
Proceeds from divestiture of consumer business	1,500	—
Proceeds from sale of assets	—	125
Decrease (increase) in other long-term assets	51	(25)
Net cash used in investing activities	(10,109)	(8,898)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	1	177
Common stock repurchases for tax withholdings for net settlement of equity awards	(318)	(263)
Proceeds from revolving credit facilities	20,500	—
Payments on revolving credit facilities	(12,500)	—
Net cash provided by (used in) financing activities	7,683	(86)

Effect of exchange rate changes on cash and cash equivalents	(2,471)	(1,145)
Net decrease in cash and cash equivalents	(25,727)	(20,157)
Cash and cash equivalents at beginning of period	48,203	70,390
Cash and cash equivalents at end of period	$22,476	$50,233

Supplemental information:
Cash paid for income taxes, net of refunds	$2,002	$1,643
Cash paid for interest	1,026	930

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At September 30, 2014, the Company’s principal sources of liquidity included cash and cash equivalents totaling $22.5 million and available borrowings under the Company’s credit facilities, which are discussed in Note 11. Cash used in operating activities aggregated $20.8 million for the nine months ended September 30, 2014. The cash usage during the nine months ended September 30, 2014 was attributable to costs associated with restatement-related activities and, to a lesser extent, payments of incentive-based compensation and restructuring activities. The use of cash associated with the restatement and restructuring activities is expected to materially abate by the end of 2014, and the Company does not anticipate any further significant payments related to incentive-based compensation for the balance of 2014.

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and, except for the subsequent events disclosed in Note 8, no other subsequent events required recognition or disclosure in these financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options	4,705	4,999	5,902	5,328
Non-vested restricted stock units	54	322	83	379
Anti-dilutive potential common shares	4,759	5,321	5,985	5,707

3.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At September 30, 2014 and December 31, 2013, the Company had foreign currency forward contracts outstanding with aggregate notional values of $24.7 million and $21.0 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At September 30, 2014 and December 31, 2013, the Company had such foreign currency contracts with aggregate notional values of $4.8 million and $5.4 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at September 30, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at September 30, 2014	Fair Value at December 31, 2013
Financial assets:
Foreign currency contracts	Other current assets	$—	$59

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$1,537	$228

The following table sets forth the net foreign exchange gains (losses) included in the table below recorded as marketing and selling expenses in the Company’s statements of operations during the three and nine months ended September 30, 2014 and 2013 that resulted from the gains and losses on Company’s foreign currency contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain (Loss) Recorded in Marketing and Selling Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency contracts and revaluation of hedged items, net	$30	$(320)	$(1,220)	$74

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At September 30, 2014 and December 31, 2013, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s classification of the assets and liabilities within the fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,885	$1,257	$628	$—
Foreign currency contracts	—	—	—	—

Financial liabilities:
Foreign currency contracts	$1,537	$—	$1,537	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,920	$1,271	$649	$—
Foreign currency contracts	59	—	59	—

Financial liabilities:
Foreign currency contracts	$228	$—	$228	$—

5.	INVENTORIES

Inventories consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$10,232	$10,142
Work in process	229	338
Finished goods	43,516	49,642
Total	$53,977	$60,122

At September 30, 2014 and December 31, 2013, finished goods inventory included $3.1 million and $3.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,195	$(52,195)	$—	$52,711	$(52,659)	$52
Customer relationships	49,341	(46,522)	2,819	49,627	(45,557)	4,070
Trade names	5,948	(5,948)	—	5,976	(5,976)	—
Capitalized software costs	5,931	(5,920)	11	5,944	(5,806)	138
Total	$113,415	$(110,585)	$2,830	$114,258	$(109,998)	$4,260

Amortization expense related to all intangible assets in the aggregate was $0.4 million and $0.9 million, respectively, for the three months ended September 30, 2014 and 2013 and $1.4 million and $3.5 million, respectively, for the nine months ended September 30, 2014 and 2013. The Company expects amortization of acquired intangible assets to be approximately $0.4 million for the remainder of 2014, $1.5 million in 2015 and $1.0 million in 2016.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Long-term deferred rent	$8,575	$8,361
Long-term accrued restructuring	1,448	2,335
Long-term deferred compensation	3,653	3,890
Total	$13,676	$14,586

8.	CONTINGENCIES

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

In June 2013, a purported stockholder of the Company filed a derivative complaint against the Company as nominal defendant and certain of the Company’s current and former directors and officers. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, unspecified monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, the Company’s Board of Directors received a letter from the plaintiff in the dismissed derivative suit, demanding that the Company’s Board of Directors investigate, address and commence proceedings against certain of the Company’s directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, the Company’s Board created a committee to conduct an investigation into the allegations in the demand letter. The special committee, with the assistance of independent outside counsel, investigated the allegations in the stockholder's demand letter and, on October 29, 2014, reported its findings to the Company's Board along with its recommendation that the Board not commence proceedings as requested by the stockholder's demand. The Company's Board unanimously accepted the recommendation of the special committee and, on November 10, 2014, outside counsel for the special committee sent a letter to counsel for the stockholder informing the stockholder of the Board's determination.

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

At September 30, 2014, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the

Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At September 30, 2014, and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2014, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company has letters of credit totaling approximately $1.3 million that support its ongoing operations. These letters of credit have various terms and expire during 2014 and 2015. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Accrual balance at beginning of year	$3,501	$4,476
Accruals for product warranties	4,943	3,602
Costs of warranty claims	(5,018)	(4,648)
Accrual balance at end of period	$3,426	$3,430

The total warranty accrual of $3.4 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2014.

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

During November and December 2013, the Company’s executive management team identified opportunities to lower costs in the supply and hardware technology group by eliminating 29 positions in hardware shared services and 15 positions in the supply and technology group. Additionally, an engineering reorganization at the same time resulted in the elimination of four engineering positions. As a result, the Company recognized $1.7 million of related restructuring costs in the fourth quarter of 2013.

Prior Years’ Restructuring Plans

During the first nine months of 2013, the Company recorded revisions totaling $1.4 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008, 2010 and 2012 Restructuring Plans.

In June 2014, the Company signed an agreement for surrender of the partially abandoned property at Pinewood, UK. As a result, the Company recorded a recovery of $0.2 million, as the Company was released from all obligations related to the surrendered property.

The remaining accrual balance of $2.7 million at September 30, 2014 was mainly related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under 2008 and 2012 restructuring plans. No further restructuring actions are anticipated under these plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2014 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2013	$2,399	$6,102	$8,501
Revisions of estimated liabilities	—	(165)	(165)
Accretion	—	517	517
Cash payments	(2,290)	(3,795)	(6,085)
Foreign exchange impact on ending balance	(1)	(45)	(46)
Accrual balance at September 30, 2014	$108	$2,614	$2,722

The employee-related accruals at September 30, 2014 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet at September 30, 2014.

The facilities/other-related accruals at September 30, 2014 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.2 million is included in the caption “accrued expenses and other current liabilities” and $1.4 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at September 30, 2014.

10.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Video products and solutions net revenues	$63,275	$57,683	$178,849	$174,569
Audio products and solutions net revenues	42,055	35,286	108,366	116,976
Products and solutions net revenues	105,330	92,969	287,215	291,545
Services net revenues	37,099	45,924	114,840	124,764
Total net revenues	$142,429	$138,893	$402,055	$416,309

The following table sets forth the Company’s revenues by geographic region for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$54,215	$53,904	$143,947	$160,829
Other Americas	10,895	11,891	35,505	36,727
Europe, Middle East and Africa	58,099	51,943	167,621	155,444
Asia-Pacific	19,220	21,155	54,982	63,309
Total net revenues	$142,429	$138,893	$402,055	$416,309

11.	CREDIT AGREEMENT

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

At September 30, 2014, Avid Technology and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.0 million and $0.9 million, respectively, and available borrowings under the credit facilities of approximately $10.4 million and $11.6 million, respectively, after taking into consideration the reserves, outstanding letters of credit and related liquidity covenant. In addition, Avid Technology had $8.0 million in short-term outstanding borrowings under the credit facilities at September 30, 2014.

12.	STOCK-BASED COMPENSATION

Information with respect to options granted under all the Company’s stock option plans for the nine months ended September 30, 2014 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2014	3,237,915	1,488,500	4,726,415	$14.18
Granted	2,087,350	—	2,087,350	$7.53
Exercised	—	—	—	$—
Forfeited or canceled	(1,023,742)	(159,250)	(1,182,992)	$16.49
Options outstanding at September 30, 2014	4,301,523	1,329,250	5,630,773	$11.23	4.91	$8,406
Options vested at September 30, 2014 or expected to vest			5,256,455	$11.44	4.83	$7,595
Options exercisable at September 30, 2014			2,452,167	$14.77	3.71	$1,727

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2014 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2014	205,233	117,500	322,733	$11.30
Granted	—	—	—	$—
Vested	(76,171)	(43,750)	(119,921)	$9.74
Forfeited	(5,156)	(42,500)	(47,656)	$15.26
Non-vested at September 30, 2014	123,906	31,250	155,156	$11.29	2.44	$1,566
Expected to vest			109,757	$8.76	1.11	$1,107

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products revenues	$62	$91	$203	$285
Cost of services revenues	16	94	191	338
Research and development expenses	96	137	336	455
Marketing and selling expenses	252	401	1,186	1,455
General and administrative expenses	(1,106)	808	802	3,183
	$(680)	$1,531	$2,718	$5,716

Negative stock-based compensation expense for the three-month ended September 30, 2014 was due to the reversal of previously recognized stock-based compensation expense attributable to performance-based awards which are no longer expected to vest based on current projections of relevant performance conditions. The timing and amount of stock-based compensation attributable to performance-based awards is subject to significant estimates as to whether or not performance conditions will be met, which can cause associated expense recognition to fluctuate significantly from quarter to quarter based on changes in estimates that occur during the periods performance is being measured.

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

Avid’s strategic transformation is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the Avid Customer Association, or ACA, is an association run for and by a dedicated group of media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between the company and our customers.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Product revenues	74.0%	66.9%	71.4%	70.0%
Services revenues	26.0%	33.1%	28.6%	30.0%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.1%	40.5%	38.3%	39.4%
Gross margin	62.9%	59.5%	61.7%	60.6%
Operating expenses:
Research and development	15.6%	16.7%	16.7%	17.0%
Marketing and selling	22.1%	22.7%	24.4%	23.9%
General and administrative	14.4%	16.4%	14.7%	13.1%
Amortization of intangible assets	0.3%	0.5%	0.3%	0.5%
Restructuring costs, net	—%	0.5%	—%	0.7%
Total operating expenses	52.4%	56.8%	56.1%	55.2%
Operating income	10.5%	2.7%	5.6%	5.4%
Interest and other income (expense), net	(0.3)%	(0.3)%	(0.3)%	(0.2)%
Income before income taxes	10.2%	2.4%	5.3%	5.2%
Provision for income taxes, net	0.2%	0.7%	0.4%	0.5%
Net income	10.0%	1.7%	4.9%	4.7%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$63,275	$5,592	9.7%	$57,683
Audio products and solutions net revenues	42,055	6,769	19.2%	35,286
Products and solutions net revenues	105,330	12,361	13.3%	92,969
Services net revenues	37,099	(8,825)	(19.2)%	45,924
Total net revenues	$142,429	$3,536	2.5%	$138,893

Net Revenues for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$178,849	$4,280	2.5%	$174,569
Audio products and solutions net revenues	108,366	(8,610)	(7.4)%	116,976
Products and solutions net revenues	287,215	(4,330)	(1.5)%	291,545
Services net revenues	114,840	(9,924)	(8.0)%	124,764
Total net revenues	$402,055	$(14,254)	(3.4)%	$416,309

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	38%	39%	36%	39%
Other Americas	8%	9%	9%	9%
Europe, Middle East and Africa	41%	37%	42%	37%
Asia-Pacific	13%	15%	14%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions, and our video creative tools. Video products and solutions revenues increased $5.6 million, or 9.7%, for the three-month period ended September 30, 2014, and increased $4.3 million, or 2.5%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013. For both the three- and nine-month periods, revenues from our storage and workflow solutions and our media management solutions increased, while revenues from our video creative tools decreased. The increase in revenues for these periods reflects strong bookings growth in prior quarters that converted into revenue. The strong bookings in prior quarters were driven by adoption of Avid Everywhere platform based solutions. For the three-month period ended September 30, 2014, the large increase in revenue is also due to the completion and delivery of a number of large projects during the quarter. The revenue from most of the products delivered was recognized during the quarter and the revenue from the services component will be recognized in future periods. We commonly sell large, complex solutions to our customers that have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly operating results to vary. The increases for both the three- and nine-month periods ended September 30, 2014 were partially offset by lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline, contributing less revenue each period, until the balance is largely amortized by 2016.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues increased $6.8 million, or 19.2%, for the three-month period ended September 30, 2014, and decreased $8.6 million, or 7.4%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013. The increase for the three-month period ended September 30, 2014 was primarily attributable to shipments of our new modular control surface, Pro Tools | S6. While this product was launched in late 2013, production levels had not ramped up to meet demand until the third quarter of 2014. The decrease in audio revenues for the nine-month period ended September 30, 2014 was primarily due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $8.8 million, or 19.2%, for the three-month period ended September 30, 2014, and decreased $9.9 million, or 8.0%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013. The decreases in services revenues are the result of the timing of recognition of professional services revenues, which is largely dependent upon the timing of large professional services engagements, as well as the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Cost of products revenues	$37,807	$(1,876)	(4.7)%	$39,683
Cost of services revenues	14,981	(1,391)	(8.5)%	16,372
Amortization of intangible assets	—	(158)	(100.0)%	158
Total cost of revenues	$52,788	$(3,425)	(6.1)%	$56,213

Gross profit	$89,641	$6,961	8.4%	$82,680

Costs of Revenues for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Cost of products revenues	$107,898	$(7,702)	(6.7)%	$115,600
Cost of services revenues	45,975	(1,065)	(2.3)%	47,040
Amortization of intangible assets	50	(1,260)	(96.2)%	1,310
Total cost of revenues	$153,923	$(10,027)	(6.1)%	$163,950

Gross profit	$248,132	$(4,227)	(1.7)%	$252,359

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for the three-month period ended September 30, 2014 increased to 62.9% from 59.5% for the same period in 2013. Our total gross margin percentage for the nine-month period ended September 30, 2014 increased to 61.7% compared to 60.6% for the same period in 2013. For both 2014 periods, our products gross margin percentages increased, while our services gross margin percentages decreased. The increases in products gross margins in both periods were primarily due to the impact of cost reduction initiatives, partially offset by the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. The services gross margin percentage declines in both periods were due to lower services revenues on relatively fixed costs. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balance are largely amortized by 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted as these revenues decline.

Gross Margin % for the Three Months Ended September 30, 2014 and 2013
	2014 Gross Margin %	Increase (Decrease) in Gross Margin %	2013 Gross Margin %
Products	64.1%	6.8%	57.3%
Services	59.6%	(4.7)%	64.3%
Total	62.9%	3.4%	59.5%

Gross Margin % for the Nine Months Ended September 30, 2014 and 2013
	2014 Gross Margin %	Increase (Decrease) in Gross Margin %	2013 Gross Margin %
Products	62.4%	2.1%	60.3%
Services	60.0%	(2.3)%	62.3%
Total	61.7%	1.1%	60.6%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$22,154	$(1,085)	(4.7)%	$23,239
Marketing and selling expenses	31,410	(102)	(0.3)%	31,512
General and administrative expenses	20,644	(2,071)	(9.1)%	22,715
Amortization of intangible assets	373	(287)	(43.5)%	660
Restructuring costs, net	—	(688)	(100.0)%	688
Total operating expenses	$74,581	$(4,233)	(5.4)%	$78,814

Operating income	$15,060	$11,194	289.5%	$3,866

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$67,178	$(3,515)	(5.0)%	$70,693
Marketing and selling expenses	98,522	(802)	(0.8)%	99,324
General and administrative expenses	58,959	4,516	8.3%	54,443
Amortization of intangible assets	1,251	(730)	(36.9)%	1,981
Restructuring (recoveries) costs, net	(165)	(3,044)	(105.7)%	2,879
Total operating expenses	$225,745	$(3,575)	(1.6)%	$229,320

Operating income	$22,387	$(652)	(2.8)%	$23,039

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $1.1 million, or 4.7%, for the three-month period ended September 30, 2014, and decreased $3.5 million, or 5.0%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013.

Change in Research and Development Expenses for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Personnel-related expenses	$(1,714)	(12.0)%
Facilities and information technology infrastructure costs	(250)	(6.1)%
Computer hardware and supplies expenses	646	98.8%
Other expenses	233	5.6%
Total research and development expenses decrease	$(1,085)	(4.7)%

Change in Research and Development Expenses for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Personnel-related expenses	$(3,407)	(8.0)%
Facilities and information technology infrastructure costs	(1,027)	(8.1)%
Computer hardware and supplies expenses	620	24.5%
Other expenses	299	2.4%
Total research and development expenses decrease	$(3,515)	(5.0)%

The decreases in personnel-related expenses and facilities and information technology infrastructure costs for the three- and nine-month periods ended September 30, 2014, compared to the same periods in 2013, reflect headcount reductions which resulted in lower usage of facilities and information technology overhead. The increases in computer hardware and supplies expenses for both 2014 periods are primarily the result of increased new product development activity in the third quarter of 2014.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs expenses decreased $0.1 million, or 0.3%, for the three-month period ended September 30, 2014, and decreased $0.8 million, or 0.8%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Personnel-related expenses	$316	1.0%
Product introduction expenses	(376)	(97.1)%
Foreign exchange (gains) losses	(350)	(109.4)%
Other expenses	308	24.5%
Total marketing and selling expenses decrease	$(102)	(0.3)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Product introduction expenses	$(3,142)	(100.1)%
Personnel-related expenses	40	—%
Consulting and outside services	1,341	12.9%
Foreign exchange (gains) losses	1,294	1,748.5%
Other expenses	(335)	(2.5)%
Total marketing and selling expenses decrease	$(802)	(0.8)%

The decreases in product introduction expenses for both 2014 periods were the result of significant new product introductions during the first nine months of 2013, which were not present at the same level in 2014. The increases in personnel-related expenses for the three- and nine-month periods ended September 30, 2014, compared to the same periods in 2013, were primarily the result of increased incentive-based compensation, partially offset by lower travel costs and decreases in salaries and benefits expenses. The increase in consulting and outside services expenses for the nine-month period was primarily the result of costs related to our Avid Customer Association, or ACA, which was launched in September 2013, and the inaugural ACA events, Avid Connect and Avid Connect Europe, which took place in April 2014 and September 2014, respectively. During the nine-month period ended September 30, 2014, net foreign exchange losses (specifically, foreign exchange transaction gains on net monetary assets denominated in foreign currencies), which are included in marketing and selling expenses, were $1.2 million, compared to gains of $0.1 million in the 2013 period, resulting in a $1.3 million offset to the decreases in the other marketing and selling expense categories. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $2.1 million, or 9.1%, for the three-month period ended September 30, 2014, and increased $4.5 million, or 8.3%, for the nine-month period ended September 30, 2014, compared to the same periods in 2013.

Change in General and Administrative Expenses for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Personnel-related expenses	$(1,127)	(16.1)%
Consulting and outside services expenses	(1,456)	(11.2)%
Facilities and information technology infrastructure costs	373	15.5%
Other expenses	139	41.8%
Total general and administrative expenses decrease	$(2,071)	(9.1)%

Change in General and Administrative Expenses for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Consulting and outside services expenses	$6,411	27.8%
Facilities and information technology infrastructure costs	956	13.1%
Personnel-related expenses	(2,779)	(12.4)%
Other expenses	(72)	(4.2)%
Total general and administrative expenses increase	$4,516	8.3%

The decrease in personnel-related expenses for the three-month period ended September 30, 2014, compared to the same period in 2013, was primarily the result of a decrease in stock-based compensation expense, while the decrease in personnel-related expenses for the nine-month period was primarily the result of a decrease in stock-based compensation expense, lower salary and benefit expenses, and 2013 management transition costs that were not present during the 2014 period. The decrease in consulting and outside services expenses for the three-month period was largely the result of consulting fees related to our procurement strategic initiative and revenue accounting services during 2013, both of which were not present at the same levels in the 2014 period. The increase in outside services expenses for the nine-month period was primarily the result of significant costs incurred in the third and fourth quarters of 2013 and first nine months of 2014 related to the restatement of our September 30, 2012 and prior financial statements. Restatement-related expenses are expected to materially abate by the end of 2014. The increases in facilities and information technology infrastructure costs for both 2014 periods were primarily the result of increased usage of facilities costs by the general and administrative function.

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes, net	$365	$(556)	(60.4)%	$921

Provision for Income Taxes, Net for the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes, net	$1,427	$(720)	(33.5)%	$2,147

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 6.7% and 9.7%, respectively, for the nine-month periods ended September 30, 2014 and 2013. During the nine-month period ended September 30, 2014, there was a net discrete tax benefit of $0.2 million which is primarily comprised of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty. By comparison, during the nine-month period ended September 30, 2013, there were no significant discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with borrowings under our credit facilities. At September 30, 2014, our principal sources of liquidity included cash and cash equivalents totaling $22.5 million and available borrowings under our credit facilities as discussed below.

At September 30, 2014, our working capital was $(173.2) million, compared to $(133.0) million at December 31, 2013. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. We have experienced a decrease in cash during 2013 and 2014 due to significantly higher outside professional fees and consultant costs resulting from the restatement-related activities. The use of cash associated with the restatement-related activities is expected to total an additional $8 million to $10 million, the majority of which will be paid during the remainder of 2014.

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

During the nine months ended September 30, 2014, we borrowed $20.5 million against our credit facilities to meet certain short-term cash requirements, $12.5 million of which was repaid during the second and third quarters of 2014. At September 30, 2014, we had $8.0 million short-term outstanding borrowings under our credit facilities. At September 30, 2014, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.0 million and $0.9 million, respectively, and available borrowings under the credit facilities of $10.4 million and $11.6 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(20,830)	$(10,028)
Net cash used in investing activities	(10,109)	(8,898)
Net cash provided by (used in) financing activities	7,683	(86)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,471)	(1,145)
Net decrease in cash and cash equivalents	$(25,727)	$(20,157)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $20.8 million for the nine months ended September 30, 2014. The cash usage during the nine months ended September 30, 2014 was attributable to costs associated with restatement-related activities, and to a lesser extent, payments of incentive-based compensation and restructuring activities. The use of cash associated with the restatement and restructuring activities is expected to materially abate by the end of 2014, and the Company does not anticipate any further significant payments related to incentive-based compensation for the balance of 2014.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014, the net cash flow used in investing activities reflected $11.7 million used for the purchase of property and equipment, partially offset by cash of $1.5 million released from escrow related to our 2012 consumer business divestiture. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014, the net cash flow provided by financing activities primarily reflected borrowings against our credit facilities that had not been repaid as of September 30, 2014. During the nine months ended September 30, 2014, we borrowed $20.5 million against our credit facilities to meet certain short-term cash requirements, $12.5 million of which was repaid during the second and third quarters of 2014. At September 30, 2014, we had $8.0 million in short-term outstanding borrowings under our credit facilities.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At September 30, 2014, we had foreign currency forward contracts outstanding with an aggregate notional value of $24.7 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar, Singapore dollar and Australian dollar as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At September 30, 2014, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $4.8 million, denominated in the euro and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the nine months ended September 30, 2014 and 2013, we recorded net (losses) gains of $(1.2) million and $0.1 million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2014, would not have a significant impact on our financial position, results of operations or cash flows because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2014, we held $22.5 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. We maintain revolving credit facilities that allow us to borrow up to $60 million. During the nine months ended September 30, 2014, we borrowed $20.5 million against our credit facilities to meet certain short-term cash requirements, $12.5 million of which was repaid during the second and third quarters of 2014. At September 30, 2014, we had $8.0 million short-term outstanding borrowings under our credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our management concluded that as of September 30, 2014 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the nine months ended September 30, 2014 and will continue throughout the remainder of 2014. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the nine months ended September 30, 2014.

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

In June 2013, a purported stockholder of the Company filed a derivative complaint against us as nominal defendant and certain of our current and former directors and officers in the U.S. District Court for the District of Massachusetts. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, a monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, our Board received a letter from the plaintiff in the dismissed derivative suit, demanding that our Board investigate, address and commence proceedings against certain of our directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, our Board created a committee to conduct an investigation into the allegations in the demand letter. The special committee, with the assistance of independent outside counsel, investigated the allegations in the stockholder's demand letter and, on October 29, 2014, reported its findings to our Board along with its recommendation that the Board not commence proceedings as requested by the stockholder's demand. Our Board unanimously accepted the recommendation of the special committee and, on November 10, 2014, outside counsel for the special committee sent a letter to counsel for the stockholder informing the stockholder of the Board's determination.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: November 13, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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