Form 10-K
period 2014-12-31
AVID TECHNOLOGY, INC.
filed 2015-03-16
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $287,833,000 based on the closing price of the Common Stock as quoted on the OTC Pink Tier on June 30, 2014.  The number of shares outstanding of the registrant’s Common Stock as of March 13, 2015 was 39,466,054.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Avid Technology, Inc. (together with its consolidated subsidiaries, “Avid” or the “Company”, or “we”, “us” or “our” unless the context indicates otherwise includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions.

Forward-looking statements may involve subjects relating to the following:

•	the development, marketing and selling of new products and services;

•	our ability to successfully implement our Avid Everywhere strategic plan and other strategic initiatives, including our cost saving strategies;

•	anticipated trends relating to our sales, financial condition or results of operations;

•	our goal of expanding our market positions;

•	the anticipated performance of our products;

•	our business strategies and market positioning;

•	our ability to successfully consummate any potential acquisitions or investment transactions and successfully integrate acquired business into our operations;

•	the anticipated trends and development of our markets and the success of our products in these markets;

•	our ability to mitigate and remediate effectively the material weaknesses in our internal control over financial reporting;

•	the risk of restatement of our financial statements;

•	our capital resources and the adequacy thereof;

•	the impact, costs and expenses of any litigation or government inquiries we may be subject to now or in the future;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the expected timing of recognition of revenue backlog as revenue;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	transactions in and valuations of investments and derivative instruments; and

•	fluctuations in foreign exchange and interest rates.

Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements in this report. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this Form 10-K. In addition, the forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

The information included under the heading “Stock Performance Graph” in Item 5 of this Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid Motion Graphics, AirSpeed, EUCON, Fast Track, iNEWS, Interplay, ISIS, Avid MediaCentral Platform, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.  Other trademarks appearing in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We provide an open, integrated, and comprehensive technology platform, along with applications and services that enable the creation, distribution, and monetization of audio and video content. Specifically, we develop, market, sell, and support software and hardware for digital media content production, management, secured content storage and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals, as well as aspiring professionals and enthusiasts. Projects produced using our products include feature films, television programs, live events, news programs, commercials, music, video and other recordings.

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscar statuettes and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2015 Oscar nominated films for Best Picture, Best Editing, Best Sound Editing and Best Sound Mixing.

CORPORATE STRATEGY

Technology has enabled almost every aspect of how we live to become increasingly digitized, and acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand-anywhere, anytime. Organizations are under pressure to connect and automate the entire creation-to-consumption workflow. This consumerization has increased the cost and complexity of monetizing assets, which in turn leads to demand for new platforms for distribution and consumption. Organizations need to rely on partners with the strategic understanding and technological expertise to help navigate the challenges they are facing. We believe we are uniquely positioned as a proven and trusted leader to effectively help the media industry navigate through this period of unprecedented changes.

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the Avid Customer Association, or ACA, created in September 2013, is an association run for and by a dedicated group of media community visionaries, thought leaders and users. The ACA is designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us. With a 51% increase in members in the past year, the ACA is fast becoming a powerful platform for the media industry.

We have organized our existing hardware and software products and introduced new solutions in three suites, all built upon the MediaCentral Platform. These three suites encompass both audio and video products and solutions and are summarized below:

•
Artist Suite encompasses all of our products and tools used to create content, including video editing solutions, digital audio workstations (DAW), music notation software, control surfaces and live sound systems. Products and tools in the

Artist Suite can be deployed on premise, cloud-enabled, or through a hybrid approach. Users can collaborate to access, edit, and share the same media; and collaborate with others as if they were all in the same facility.

•
Media Suite includes all of our tools and services used to manage, protect, distribute, and monetize media, including solutions for newsroom management, asset management, and multiplatform distribution. We are also expanding the Media Suite to include metadata tagging, protection and encryption, and analytics.

•
Storage Suite refers to all of our products and tools used to capture, store, and deliver media, including online storage, nearline storage, and ingest/playout servers. These products and tools work in close concert with the Media Suite’s tagging and asset management.

CUSTOMER MARKETS

We provide digital media content-creation, management and distribution products and solutions to customers in the following markets:

•
Broadcast and Media.  This market consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this industry rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air and various other proprietary platforms. For this market, we offer a range of open products and solutions including hardware- and software-based video- and audio-editing tools, collaborative workflow and asset management solutions, and automation tools, as well as scalable media storage options. Our domain expertise also allows us to provide customers in this market with a range of professional and consulting services. We sell into this market through our direct sales force and resellers.

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

PRODUCTS AND SERVICES

Overview

In April 2014, guided by Avid Everywhere, our strategic vision for the media and entertainment industry, we launched the Avid MediaCentral Platform, a set of modular application suites, and new private and public marketplaces that together will represent an open, integrated and flexible media production and distribution environment in the industry. With on-premises and cloud-enabled deployment options, as well as subscription, floating and perpetual licensing options, customers have more choice over how they use Avid solutions.

In July 2012, as a result of a strategic review of our business and the markets we serve, we divested our consumer-focused product lines. The divestiture has enabled us to focus on our core business as a provider of video and audio content creation, distribution and monetization solutions for the professional markets.

The following table presents our net revenues from continuing operations, which includes the amortization of deferred revenues but excludes the revenues from our consumer business divested in 2012, for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Video products and solutions	$233,464	$243,173	$276,909
Audio products and solutions	145,163	152,358	201,921
Total products and solutions	378,627	395,531	478,830
Services	151,624	167,881	156,873
Total net revenues	$530,251	$563,412	$635,703

The following table presents our net revenues from continuing operations, which includes the amortization of deferred revenues but excludes the revenues from our consumer business divested in 2012, by type as a percentage of total net revenues from continuing operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Video products and solutions	44%	43%	43%
Audio products and solutions	27%	27%	32%
Total products and solutions	71%	70%	75%
Services	29%	30%	25%
Total net revenues	100%	100%	100%

Video Products and Solutions

Professional Video Creative Tools

We offer a range of software and hardware video-editing tools for the professional. Our award-winning Media Composer product line is used to edit video content, including television programming, commercials and films, while our NewsCutter option and iNews systems are designed for the fast-paced world of news production. Our Avid Symphony option is used during the “online” or “finishing” stage of post-production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks. Our Media Composer | Cloud solution (formerly Interplay Sphere) enables broadcast news professionals to acquire, access, edit and finish stories anytime, from everywhere. Leveraging a cloud-based architecture, this solution gives contributors the ability to craft stories where they are happening and speed them to air while maintaining connectivity with the newsroom operation. In May 2014, we released Media Composer version 8 with subscription offerings and updates, and in December 2014 we released a new version with resolution flexibility and independence, which allows users to manage and edit high-resolution media content with ease. These new versions are designed to extend the production capabilities of these solutions and demonstrates our continuing commitment to provide tools that allow for improved creativity and productivity of the professional editor, delivered in a way most attractive to the user.

Revenues from our professional video creative tools accounted for approximately 8%, 10% and 12% of our net revenues from continuing operations for 2014, 2013 and 2012, respectively.

Media Management Solutions

Our Avid MediaCentral | UX (formerly Interplay Central) web and mobile-based apps extend the capability of our Avid Interplay | MAM and Avid Interplay | Production asset management solutions by providing real-time access to media assets for the on-the-go media professional. Avid Interplay | MAM allows users to focus on managing content and workflows by giving them the tools to connect their media operations and business intelligence, control movement of media between various storage systems, configure metadata, and leverage a service-oriented architecture structure to integrate in-house and third-party applications. Avid Interplay | Production enhances production team collaboration by coordinating the collaborative editorial workflow of team members at each site, many of whom may be working on the same projects at the same time. Avid Interplay | Production also manages the detailed composition of a project and provides the ability to track media, production file formats, and a project’s history.

Revenues from media management solutions accounted for approximately 9%, 8% and 8% of our net revenues from continuing operations in 2014, 2013 and 2012, respectively.

Video Storage and Server Solutions

Our Avid ISIS 5500 and ISIS 7500 shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open shared storage platform that includes the ISIS file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content more affordably. In April 2014, we introduced ISIS 2500 as a near-line storage solution with common off-the-shelf storage with an application layer that provides secure storage and allows customers to extend their library of accessible media assets. Our on-air server solutions include AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming.  The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size.

Revenues from video storage and server solutions accounted for approximately 25%, 24% and 24% of our net revenues from continuing operations in 2014, 2013 and 2012, respectively.

Audio Products and Solutions

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals and aspiring professionals in music, film, television, radio, game, Internet and other media production environments. In June 2013, we released Pro Tools version 11 featuring a fully redesigned audio engine and 64-bit architecture. In January 2015, we announced Pro Tools version 12 with subscription offerings and new features and updates, including the ability to collaborate over the cloud, as well as Pro Tools | First, which will allow beginners to access the same music creation tools used by professionals.

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

Our audio recording interfaces are designed to deliver high audio quality plus hands-on controls giving musicians the tools to produce quality recordings in less time. In September 2014, Avid partnered with US based Apogee Electronics Corp. and introduced two new audio recording interfaces: The Pro Tools | Duet and Pro Tools | Quartet, comprised of Apogee audio interfaces and Pro Tools software to provide fully EUCON integrated solutions for musicians and audio engineers.

Revenues from digital audio software and workstation solutions accounted for approximately 16%, 16% and 20% of our net revenues from continuing operations in 2014, 2013 and 2012, respectively.

Control Surfaces, Consoles and Live-Sound Systems

We offer a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our System 5 digital audio console is a large-format, scalable console with power on demand to mix large feature films or album projects. The addition of our EUCON Hybrid option extends the control capabilities of a System 5 console, enabling the user to bring audio tracks from multiple digital audio workstations onto the console surface for mixing. In September 2013, we introduced our Pro Tools | S6 control surface for sound recording, mixing and editing, which was designed as a state-of-the-art modular solution that scales to meet both current and future customer requirements. S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Our Artist Series control surfaces offer integrated, hands-on control for price-sensitive applications. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications.

Our VENUE product family includes console systems for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE systems designed for large performance settings, such as stadium concerts, as well as medium-sized theaters and houses of worship. VENUE systems allow the direct integration of Pro Tools solutions to create and playback live recordings. The VENUE | SC48 Remote System features the VENUE | SC48 digital console paired with the VENUE Stage 48 remote box, enabling the user to place input/output devices away from the console and closer to the sources, eliminating cable clutter.

In May of 2013, we introduced Avid S3L, which delivers the sound quality, performance, and features of Avid live systems in a modular, networked design. In October 2014, we released a newer version, Avid Venue | S3L-X, which was built on the merits of Avid S3L and enhances every facet of live sound production. The open and flexible system is comprised of a high-performance HDX-powered mix engine running VENUE software and AAX DSP plug-ins, scalable remote I/O, a compact EUCON-enabled control surface, and Pro Tools software for integrated live sound mixing and recording. The streamlined networked design simplifies system set-up and configuration with drag-and-drop functionality, while direct Pro Tools recording and mixing capabilities open opportunities for live album releases. The compact S3L-X System can be taken on tour or installed in clubs, theaters, houses of worship, or other performance venues to meet a broad range of demands. The S3 control surface from the S3L-X system was made available in December 2014 as a standalone product allowing users to control Pro Tools or other EUCON-enabled EUCON digital audio workstations in a studio or home environment.

Revenues from control surfaces and live systems accounted for approximately 10%, 9% and 10% of our net revenues from continuing operations in 2014, 2013 and 2012, respectively.

Notation Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. The newest version of our musical notation software, Sibelius 7.5, features a task-oriented user interface and native 64-bit performance. We recently introduced Sibelius | Cloud Publishing, which will allow users to view, play, transpose, print and purchase scores using current web browsers and mobile device. We also offer Avid Scorch, an application for the Apple iPad mobile device that turns an iPad into an interactive score library with access to sheet music through an in-app store with more than 150,000 premium titles.

Professional Services and Customer Care

Our Professional Services team delivers workflow design and consulting; program and project management; system installation and commissioning; custom development and role-based product level training. The Professional Services team facilitates the engagement with our customers to maximize their investment in technology; increase their operational efficiency; and enable them to reduce deployment risk and implement our solutions.

Our Education team delivers public and private training to our customers and alliance partners to ensure that they have the necessary skills and technical competencies to deploy, use, administer and create Avid solutions. The Education team develops and licenses curriculum content for use by third party Avid Learning partners to deliver training to customers, users and alliance partners. The Education team includes the Avid Certification program which validates the skills and competency of Avid users, administrators, instructors, support representatives and developers.

Our Customer Care team provides customers with a partner committed to giving them help and support when they need it.  We offer a variety of services contracts and support plans, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Our global Customer Care team of more than 300 in-house and third-party industry professionals offers a blend of technology expertise and real-world experience from throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

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

In addition, we compete across both previously mentioned markets with companies such as Adobe Systems Incorporated, Apple Inc., Editshare LLC, Quantel Limited, Sony Corporation and EMC Corporation.

Some of our principal competitors are substantially larger than we are and have greater financial, technical, marketing and other resources than we have. For a discussion of these and other risks associated with our competitors, see Item 1A, “Risk Factors.”

OPERATIONS

Sales and Services Channels

We market and sell our products and solutions through a combination of direct, indirect and digital sales channels. Our direct sales channel consists of internal sales representatives serving select customers and markets. Our indirect sales channels include global networks of independent distributors, value-added resellers, dealers and retailers. Our digital sales channel is represented by the online Avid Marketplace.

We have significant international operations with offices in 22 countries and the ability to reach over 130 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 64%, 61% and 61%, respectively, of our net revenues from continuing operations in 2014, 2013 and 2012. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see Item 1A, “Risk Factors” in Item 1A of this Form 10-K.

We generally ship our products shortly after the receipt of an order. However, a high percentage of our revenues has historically been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Orders that may exist at the end of a quarter and have not been shipped are not recognized as revenues and are included in revenue backlog.

Certain orders included in revenue backlog may be reduced, canceled or deferred by our customers. Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. The expected timing of the recognition of revenue backlog into revenue is based on current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers or (iv) changes in accounting standards or policies. Implied Maintenance Release PCS, as we define it, is the implicit obligation to make such software updates available to customers over a period of time which represents implied post-contract customer support and is deemed to be a deliverable in each arrangement and accounted for as a separate element. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Additional information on our revenue backlog can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

We provide customer care services directly through regional in-house and contracted support centers and major-market field service representatives and indirectly through dealers, value-added resellers and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including telephone and online technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to customer care services, we offer a broad array of professional services, including installation, integration, planning and consulting services, and customer training.

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

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets. Having helped establish the digital media technology industry, we are building on a 25+ year heritage of innovation and leadership in developing content-creation solutions. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution, and monetization tools that operate primarily on the Mac and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to internationally based partners in Kiev, Ukraine and, to a lesser extent, Thailand. Our R&D expenditures for 2014, 2013 and 2012 were $90.4 million, $95.2 million and $98.9 million, respectively, which represented approximately 17%, 17% and 16%, respectively, of our net revenues from continuing operations. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Mountain View, California; Berkeley, California; Santa Cruz, California; Munich, Germany; Kaiserslautern, Germany; and Montreal, Canada. We also partner with a vendor in Ukraine for outsourced R&D services and a vendor in Thailand for hardware R&D services. We are in the process of expanding our own development activities to Taiwan.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2014, we held 175 U.S. patents, with expiration dates through 2033, and had 32 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Everywhere, Media Composer, Pro Tools and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed license agreements. Our products generally contain features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. This problem is particularly acute in some of the international markets in which we operate. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in countries in which we do business or may do business in the future. For these and other risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Asia and Australia. At December 31, 2014, our worldwide workforce consisted of 1,413 employees and 391 external contractors.

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

Risks Related to Our Business and Industry

If we are unable to successfully execute on our strategy, our business, financial condition, and results of operations could be adversely affected.

We are in the process of transforming our business based on a strategy built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. As part of our corporate strategy we have organized our products in three suites, all built upon our MediaCentral Platform. The ongoing implementation of some of our strategy may require additional capital that we may not have access to on reasonable terms or at all. Additionally, our strategy is requiring us to develop expertise in new areas and establish new competencies either through talent acquisition or internal development, which we may not be able to successfully achieve. Moreover, the pace and scope of the transformation contemplated in our strategy increases the risk that not all of our strategic plans will deliver the expected benefits within the anticipated time frames, or at all. Furthermore, as a part of our strategy we are also identifying and executing on opportunities to reduce operating costs. If we are unable successfully to execute on our strategy, our business, financial condition, and results of operations could be adversely affected.

We operate in highly competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

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

We continually assess new products and solutions for our customers and we continue to implement our Avid Everywhere strategy and platform designed to address changes in the industry by offering an open platform that will enable people to connect, collaborate, store, manage, distribute, share and monetize media assets; however, the changes in the industry may reduce demand for some of our existing products and services. Our competitive landscape continues to evolve as the media industry rapidly evolves. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

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

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a significant part of our research and development is outsourced to contractors operating in Kiev, Ukraine and Thailand and we are in the process of expanding our own development activities to Taiwan and the Philippines. Our international operations are subject to a variety of risks that we may not face in the United States, including:

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

•
compliance with the applicable laws and regulations, including, for example, the EU Data Protection Directive, the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, particularly in emerging market countries;

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

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, whether intentional or accidental, could harm our ability to conduct our business, impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or result in the unintentional disclosure of proprietary, sensitive or confidential information. With our development of Avid Everywhere with its public and private marketplaces and cloud based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Additionally, significant or repeated reductions in the performance, reliability, security or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers and content providers.

Such information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance these systems and networks, external theft or attack, misconduct by our employees, contractors, or vendors, or many other causes such as power failures, earthquake, fire or other natural disasters. Such information system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Additionally, the Avid Everywhere cloud based offerings depend on the availability and proper functioning of certain third-party services, including but not limited to cloud provider, database management, backup, monitoring and logging services. The failure or improper functioning of these third party services could lead to outages, security breaches and data losses, including loss of customer creative assets. If third-party services become unavailable, we may need to expend considerable resources identifying and integrating alternate providers.

Our engagement of contractors for product development and manufacturing may reduce our control over those activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation.

We outsource a portion of our software development and our hardware design and manufacturing to contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Moreover, if any of our third-party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or are unable to secure necessary raw materials from their suppliers, or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2014, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

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

We are highly dependent on the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part on our ability to retain these employees in a competitive job market. If we fail to appropriately match the skill sets of our employees to our needs we may incur increased costs or experience challenges with execution of our strategic plan. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. We continue to take actions to transform strategically, operationally and culturally and to achieve cost savings, all with the intent to drive improved operating performance both in the U.S and internationally. The uncertainty inherent in our transformational strategy and the resulting workload and stress may make it difficult to attract and retain key personnel and increase turnover of key officers and employees.

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

Potential acquisitions could be difficult to consummate and integrate into our operations, and they and investment transactions could disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, from time to time we may acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. We may also pursue strategic investments. The potential risks associated with acquisitions and investment transactions include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	challenges in combining product offerings and entering into new markets in which we may not have experience;

•	distraction of management’s attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

In order to complete an acquisition or investment transaction, we may need to obtain financing, including through the incurrence of borrowings or the issuance of debt or equity securities. This could potentially dilute stockholder value for existing stockholders. We may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. We may not be able to consummate such financings on commercially reasonable terms, or at all, in which case our ability to complete desired acquisitions or investments and to implement our business strategy, and as a result our financial results, may be materially impaired. In addition, our effective tax rate on an ongoing basis is uncertain, and business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

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

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continually reviewing and implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. We have in the past undertaken and expect to continue to undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. In connection with these activities, we may experience a disruption in our ability to perform functions important to our strategy. Unexpected delays, increased costs, challenges with adapting our internal control environment to a new organizational structure, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities and could have a material adverse impact on our financial condition and operating results.

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

Maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, which we have supplemented from time to time with borrowings under our credit facilities with Wells Fargo Capital Finance LLC, or Wells Fargo. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our credit facilities and therefore reduce available funds under the facilities, and could cause us to violate the liquidity covenant under our credit agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in Item 7 of this Form 10-K). Furthermore, our credit agreement contains limitations on the amounts we may borrow at any time. Our Credit Agreement expires on October 1, 2015 and while we may choose to refinance our current credit facilities, we may not be successful in doing so on favorable terms, or at all. If we are unable to generate sufficient cash flow or borrow sufficient funds under our current credit agreement or refinance our credit facilities, our liquidity may significantly decrease, which could have an adverse effect on our business.

We have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenues resulted in our reporting net income for the fiscal years 2012, 2013, and 2014. However, as deferred revenues from periods prior to 2011 are amortized, there are no assurances that we will be able to report net income in future periods.

As a result of the restatement of our September 30, 2012 and prior financial statements, which was completed in 2014, we have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenue resulted in our reporting net income of approximately $15 million in 2014, $21 million in 2013, and $93 million in 2012 and also adversely affected our stockholders’ equity and working capital for those periods. As this deferred revenue is amortized, there are no assurances that we will be able to report net income in future periods. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. We cannot be certain when, or if, our operations will be profitable in future periods.

Restrictions in our credit agreement may limit our activities.

Our current credit agreement for our revolving credit facilities contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability to make investments, incur additional indebtedness, issue equity and create liens. We are also required to meet a specified liquidity-based financial covenant under the terms of the credit agreement. Similar or additional restrictions and covenants may be included in any new credit facilities we may enter into on or prior to the expiration of our current facility on October 1, 2015. Failure to comply with any of these restrictions or covenants may result in an event of default under our current or future credit agreement, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the credit agreement. In addition, our borrowings under the facility are secured by first priority liens on substantially all of our U.S. assets.

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

Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results and cash flows. The majority of our international sales are transacted in euros. To hedge against the dollar/euro exchange exposure of the resulting forecasted payables, receivables and cash balances, we may enter into foreign currency contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in foreign currency. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

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

Our debt obligations may limit our ability to pursue investment opportunities and respond to business needs and economic and industry condition.

In October 2010, we entered into four-year secured revolving credit facilities in the aggregate principal amount of up to
$60 million. On August 29, 2014, we extended the original maturity date of our revolving credit facilities from October 1, 2014 to October 1, 2015. The amount we are actually entitled to borrow at any time is limited by a formula in the agreement and may be less than $60 million. Any indebtedness we incur under current or future credit facilities could have negative consequences, including, increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our ability to complete a merger or an acquisition; and limiting our flexibility in planning for, or reacting to, changes in our business.

If we are unable to satisfy our obligations under our credit agreement, our liquidity and ability to operate our business could be adversely affected.

Our ability to satisfy our obligations under our current or future credit facilities will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to meet our obligations under our current or future credit facilities, including our debt service obligations, or if we are unable to refinance our current credit facilities, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets and our business could be adversely affected.

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

Risks related to our recent restatement, accounting review and internal controls

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014. We may not be able to properly remediate existing or future weaknesses or deficiencies in our internal controls, which could adversely affect our ability to produce accurate and timely financial statements, harm our reputation, negatively impact our stock price and damage our business.

In the second quarter of 2013, we determined that we needed to restate revenue for millions of customer transactions for interim and annual periods ended during the periods from January 1, 2005 to September 30, 2012 (the Restatement Periods) to correct errors in our historically issued financial statements. In addition, certain other adjustments arose in the Restatement Periods that were deemed material and were adjusted in the restated financial statements for the Restatement Periods. The errors in the misapplication of GAAP over revenue recognition and the other errors identified resulted from several control deficiencies that were in existence during the Restatement Periods. These control deficiencies individually and when aggregated represent material weaknesses in our internal control over financial reporting and, as a result, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014.

As described in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, due to the limited time between (i) the completion of the restatement and related filing of the Annual Report on Form10-K for the year ended December 31, 2013 and the Quarterly Reports on Form 10-Q for the quarterly periods in 2014 and (ii) management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2014, we have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2014 were effective.
While we continue with our efforts to remediate the identified weaknesses, we cannot assure you that our remediation efforts will be adequate to allow us to conclude that such controls will become effective during fiscal year 2015. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and also to continue to improve our operational, information technology, financial systems, and infrastructure, procedures and controls, as well as to continue to expand, train, retain, and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
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

We cannot assure you that our financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.

While we have, following the restatement, significantly changed and enhanced our regular financial statement preparation and reporting processes (as described elsewhere in this report), as of the filing date of this report, previously identified material weaknesses in our internal control over financial reporting have not have been fully remediated and we continue to:

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

We have been named in class action lawsuits related to the circumstances that gave rise to our extended filing delay and recent restatement, and such delays and restatement continue to create the risk of further litigation against us, which could be expensive and could damage our business.

We and certain of our former executive officers have been named in class action lawsuits relating to our recent restatement. While we have reached an agreement in principle to settle the class action lawsuit, that settlement may not become final and the class action and any future litigation or action that may be filed against us, our current or former directors or officers may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter.

Following our disclosure of the accounting issues giving rise to our restatement we became subject to inquiries from the SEC and the Department of Justice. These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation.

Following our disclosure of the accounting matters giving rise to the restatement we became subject to inquiries from the SEC and the Department of Justice. We have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC and the DOJ regarding this matter. We have not received any inquiries from either agency in the past 12 months but have no assurance that one or both will not further pursue the matter.

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

The previous delay in completing our financial statements, and any future failure to timely file required periodic reports with the SEC, may adversely affect our ability to raise, and the cost of raising, future capital.

Until we filed our quarterly report on Form 10-Q for the quarter ended September 30, 2014, which was filed on November 13, 2014, we were delinquent in our financial reporting obligations. Although we are current in our reporting obligations as of the date of filing of this annual report on Form 10-K, we will remain ineligible to use Form S-3 to register securities until we have timely filed all required periodic reports under the Exchange Act for at least twelve calendar months. During this time, we would need to use Form S-1 to register securities with the SEC (whether for capital raising transactions by us or to permit the resale of our securities by security holders), or issue such securities in private placements. Either of these alternatives entails greater costs, and may require more time to effect, than registering securities on Form S-3. As a result, our ability to raise capital, and the cost of raising future capital, could be adversely affected.

Risks Related to Our Stock

The market price of our common stock has been and may continue to be volatile.

As a result of the delay in filing our periodic reports with the SEC, our common stock was suspended from trading on NASDAQ effective February 25, 2014 and formally de-listed effective May 2, 2014. Our common stock was relisted for trading on NASDAQ on December 8, 2014. Prior to and during the suspension of trading from NASDAQ as well as following our relisting on NASDAQ, the market price of our common stock has experienced volatility. Our stock may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Provisions in our certificate of incorporation, bylaws and stockholder rights plan may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Our certificate of incorporation, bylaws, and the provisions of the Delaware General Corporation Law include provisions that may have the effect of discouraging or preventing a change of control. In addition, we have a stockholder rights plan that may have the effect of discouraging or preventing a change of control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 173,000 square feet in two facilities in Burlington, Massachusetts for our principal corporate and administrative offices, as well as for significant R&D activities. The leases for these facilities expire in May 2020. We also lease 106,000 square feet in Mountain View, California, primarily for R&D, product management and manufacturing activities.

We lease approximately 26,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and 41,000 square feet in Dublin, Ireland for the final assembly and distribution of our products in Europe. We also lease approximately 8,000 square feet in Singapore for our Asian headquarters.

We also lease office space for sales operations and research and development in several other domestic and international locations.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action Lawsuits

In March 2013 and May 2013, two purported securities class action lawsuits were filed against us and certain of our former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased our common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named us, certain of our current and former executive officers and our former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In October 2013, we filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. The discovery portion of the proceedings ended in October 2014 and the matter was scheduled for trial in March 2015. However, subsequent to the discovery portion of the trial we began settlement discussions with the remaining plaintiffs together with our former auditors, Ernst& Young, and in December 2014 we agreed in principle to settle the case for $2.6 million, of which our insurance company will pay $2.5 million and Ernst & Young, will pay the remainder.  The finalization of this settlement is subject to a number of procedural steps, including approval by the court, which likely will not be complete until later this year. Should the settlement not become final for any reason, the matter would proceed to trial.

Stockholder Derivative Litigation

In June 2013, a purported stockholder of the Company filed a derivative complaint against us as nominal defendant and certain of our current and former directors and officers in the U.S. District Court for the District of Massachusetts. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, a monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, our Board received a demand letter from the plaintiff in the dismissed derivative suit, demanding that our Board investigate, address and commence proceedings against certain of our directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, our Board created a committee to conduct an investigation into the allegations in the demand letter. On October 29, 2014, our Board, based on the committee’s final recommendation, formally decided not to take action in response to the demand letter.

SEC Inquiry

In April and May 2013, we received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to our disclosures regarding our accounting review and revenue transactions. We produced documents responsive to such requests and provided regular updates to the authorities on our accounting evaluation and intend to continue to cooperate fully with the authorities should we receive any further inquiries or requests.  However, we have not received any such further inquiries or requests since briefing the authorities over twelve months ago and, although there can be no assurance, we believe that, based on information currently available, neither any further action in this matter nor the outcome of these inquiries will have a material adverse impact on our overall operations, financial condition or liquidity.

Other Litigation

Our industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described above, we are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. We do not believe these matters will have a material adverse effect on our financial statements. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See Part I, Item 1A, “Risk Factors.” Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Due to the restatement of our September 30, 2012 and prior financial statements, and the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 25, 2014 and formally de-listed effective May 2, 2014. Following the suspension of trading, our common stock traded on the OTC Pink Tier under the symbol AVID. After we completed the restatement and became current in our SEC reporting obligations, our common stock resumed trading on the NASDAQ Global Select Market under the symbol AVID, effective December 8, 2014. The table below shows the high and low sales prices of our common stock for each calendar quarter of the fiscal years ended December 31, 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$8.29	$4.93	$7.99	$6.27
Second Quarter	$7.64	$6.10	$7.01	$5.88
Third Quarter	$10.55	$7.45	$6.30	$5.22
Fourth Quarter	$14.48	$9.25	$8.89	$6.16

On March 13, 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.63 per share. The approximate number of holders of record of our common stock at March 13, 2015 was 325. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement with Wells Fargo prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2009 through December 31, 2014 with the cumulative return during the period for:

•	the NASDAQ Composite Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2009 in our common stock, the NASDAQ Market Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the NASDAQ Composite Index,
and the Avid Peer Group
Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. As a result, we compare our common stock returns to a peer group index, which was composed of NASDAQ-traded companies selected by Avid to best represent its peers based on various criteria, including industry classification, number of employees and market capitalization.

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

The Avid Peer Group Index for 2014 was composed of:  Dolby Laboratories, Inc., Harmonic Inc., Imation Corp., Mentor Graphics Corporation, National Instruments Corporation, Pegasystems Inc., Progress Software Corporation, QLogic Corporation, Quantum Corporation, RealD Inc., RealNetworks, Inc., Rovi Corporation, Synaptics, Inc., and Verint Systems Inc.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements. The selected condensed consolidated financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2010 has been derived from our unaudited consolidated financial statements, which were prepared on the same basis as our audited financial statements and reflect adjustments to our previously filed consolidated financial statements. See Note B to our Consolidated Financial Statements in Item 8 for information regarding changes to our revenue recognition policies and divestitures that may affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Net revenues (1)	$530,251	$563,412	$635,703	$766,885	$403,518
Cost of revenues	204,471	223,909	249,008	261,718	264,860
Gross profit	325,780	339,503	386,695	505,167	138,658
Operating expenses:
Research and development	90,390	95,249	98,879	111,129	113,682
Marketing and selling	133,049	133,890	153,481	163,204	161,963
General and administrative	81,181	77,578	52,066	50,732	56,479
Amortization of intangible assets	1,626	2,648	4,254	8,528	9,743
Restructuring (recoveries) costs, net	(165)	5,370	24,838	6,534	20,167
Total operating expenses	306,081	314,735	333,518	340,127	362,034
Operating income (loss) from continuing operations	19,699	24,768	53,177	165,040	(223,376)
Other expense, net	(2,783)	(676)	(2,041)	(1,945)	(513)
Income (loss) from continuing operations before income taxes	16,916	24,092	51,136	163,095	(223,889)
Provision for income taxes	2,188	2,939	4,049	635	1,796
Income (loss) from continuing operations, net of tax (1)	14,728	21,153	47,087	162,460	(225,685)
Discontinued operations: (2)
Gain on divestiture of consumer business	—	—	37,972	—	—
Income from divested operations	—	—	7,832	63,907	38,150
Income from discontinued operations	—	—	45,804	63,907	38,150
Net income (loss)	$14,728	$21,153	$92,891	$226,367	$(187,535)
Income (loss) per share - basic:
Income (loss) per share from continuing operations, net of tax – basic	$0.38	$0.54	$1.21	4.23	(5.96)
Income per share from discontinued operations – basic	—	—	1.18	1.66	1.01
Net income (loss) per common share – basic	$0.38	$0.54	$2.39	$5.89	$(4.95)
Income (loss) per share - diluted:
Income (loss) per share from continuing operations, net of tax – diluted	$0.38	$0.54	$1.21	4.22	(5.96)
Income per share from discontinued operations – diluted	—	—	1.18	1.65	1.01
Net income (loss) per common share – diluted	$0.38	$0.54	$2.39	$5.87	$(4.95)
Weighted-average common shares outstanding – basic	39,147	39,044	38,804	38,435	37,895
Weighted-average common shares outstanding – diluted	39,267	39,070	38,836	38,534	37,895

(1)
Our revenues and operating results for the years ended December 31, 2014, 2013, 2012 and 2011 have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted ASU No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and Implied Maintenance PCS and other service and support elements are recognized as services are rendered. See our policy on “Revenue Recognition” in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the effects of the changes to our revenue recognition policies on our financial results.

(2)
On July 2, 2012, we exited our consumer business through a sale of the assets of that business. The disposition of our consumer business qualified for presentation as discontinued operations. The accompanying financial statements have been reclassified for all periods presented to report the consumer business as a discontinued operation.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Cash, cash equivalents and marketable securities	$25,056	$48,203	$70,390	$32,855	$42,782
Working capital deficit	(157,170)	(133,009)	(95,997)	(227,544)	(311,649)
Total assets	191,599	235,142	294,361	340,590	784,643
Deferred revenues (current and long-term amounts)	414,840	466,832	558,485	697,124	937,624
Long-term liabilities	222,641	270,580	346,871	346,862	520,709
Total stockholders’ deficit	(341,070)	(359,335)	(385,592)	(490,874)	(310,335)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We provide an open, integrated, and comprehensive technology platform, along with applications and services that enable the creation, distribution, and monetization of audio and video content. Specifically, we develop, market, sell, and support software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our products include feature films, television programming, live events, news broadcasts, commercials, music, video and other digital media content.

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscar statuettes and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2015 Oscar nominated films for Best Picture, Best Editing, Best Sound Editing and Best Sound Mixing.

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the Avid Customer Association, or ACA, created in September 2013, is an association run for and by a dedicated group of media community visionaries, thought leaders and users. The ACA is designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us. As a part of our strategy, we are continuing to focus on cost reductions and are continually reviewing and implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business, including by shifting a portion of our employee base to lower cost regions, such as our newly opened offices in Taiwan and the Philippines and other locations in the U.S. and elsewhere that we are planning to open.

Financial Summary

Revenues

Net revenues from continuing operations were $530.3 million, $563.4 million and $635.7 million, respectively, for 2014, 2013 and 2012. These decreases in revenues from continuing operations were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each year without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage from continuing operations increased meaningfully to 61.4% in 2014, compared to 60.3% for 2013. The increase in gross margin was primarily due to cost reduction initiatives, partially offset by the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010, which carry a 100% gross margin.

Operating Expenses

Our total operating expenses from continuing operations for 2014 decreased to $306.1 million, from $314.7 million for 2013. This decrease was largely due to decreased restructuring costs and research and development expenses in 2014, partially offset by an increase in our general and administrative expenses.

Liquidity

At December 31, 2014, our cash balance was $25.1 million, a decrease of $23.1 million from December 31, 2013. The decrease in our cash balance was largely the result of professional, legal and consulting fees related to the restatement of our September 30, 2012 and prior financial statements, and to a lesser extent, restructuring-related expenditures. At December 31, 2014, we had no outstanding borrowings under the Credit Agreement, with total availability of approximately $29.3 million. On August 29, 2014, we entered into an amendment to our Credit Agreement, extending the maturity date from October 1, 2014 to October 1, 2015. For a further discussion of our liquidity and cash flows, please see “Liquidity and Capital Resources.”

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

The timing of revenue recognition of customer arrangements follows a number of different accounting models determined by the characteristics of the arrangement, and that timing can vary significantly from the timing of related cash payments due from customers. One significant factor affecting the timing of revenue recognition is the determination of whether each deliverable in the arrangement is considered to be a software deliverable or a non-software deliverable. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

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

We generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends, we have no present intention to pay cash dividends and our current credit agreement precludes us from paying dividends. Our expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility of the traded options. These calculations are performed on exchange-traded options of our common stock based on the implied volatility of long-term (9- to 39-month term) exchange-traded options. During 2014 we changed the method of calculating the expected volatility. The expected volatility is now based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience, considering the exercise behavior of past grants and models the pattern of aggregate exercises. The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share.

We have also issued stock option grants or restricted stock unit awards with vesting based on market conditions, which historically included Avid’s stock price; or performance conditions, generally our return on equity or operating margin. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo simulation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our gross deferred tax assets, which totaled approximately $404 million at December 31, 2014, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. At December 31, 2014 and 2013, the amounts recorded for unrecognized tax benefits in our consolidated balance sheets totaled $25.8 million and $24.7 million, respectively, including interest and penalties. If these benefits had been recognized, a reduction of our income tax provision of $0.8 million would have resulted at both December 31, 2014 and 2013.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues from continuing operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net revenues:
Product revenues	71.4%	70.2%	75.3%
Services revenues	28.6%	29.8%	24.7%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	38.6%	39.7%	39.2%
Gross margin	61.4%	60.3%	60.8%
Operating expenses:
Research and development	17.0%	16.9%	15.6%
Marketing and selling	25.1%	23.8%	24.1%
General and administrative	15.3%	13.8%	8.2%
Amortization of intangible assets	0.3%	0.5%	0.7%
Restructuring costs, net	—%	1.0%	3.9%
Total operating expenses	57.7%	55.9%	52.5%
Operating income	3.7%	4.4%	8.3%
Interest and other income (expense), net	(0.5)%	(0.1)%	(0.3)%
Income from continuing operations before income taxes	3.2%	4.3%	8.0%
Provision for income taxes	0.4%	0.5%	0.6%
Income from continuing operations, net of tax	2.8%	3.8%	7.4%
Income from discontinued operations	—%	—%	7.2%
Net income	2.8%	3.8%	14.6%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content creation, distribution and monetization, and related professional services and maintenance contracts.

Net Revenues from Continuing Operations for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions	$233,464	$(9,709)	(4.0)%	$243,173
Audio products and solutions	145,163	(7,195)	(4.7)%	152,358
Total products and solutions	378,627	(16,904)	(4.3)%	395,531
Services	151,624	(16,257)	(9.7)%	167,881
Total net revenues	$530,251	$(33,161)	(5.9)%	$563,412

Net Revenues from Continuing Operations for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
Video products and solutions	$243,173	$(33,736)	(12.2)%	$276,909
Audio products and solutions	152,358	(49,563)	(24.5)%	201,921
Total products and solutions	395,531	(83,299)	(17.4)%	478,830
Services	167,881	11,008	7.0%	156,873
Total net revenues	$563,412	$(72,291)	(11.4)%	$635,703

The following table sets forth the percentage of our net revenues from continuing operations attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
United States	36%	39%	39%
Other Americas	9%	7%	7%
Europe, Middle East and Africa	41%	38%	39%
Asia-Pacific	14%	16%	15%

Video Products and Solutions Revenues

2014 Compared to 2013

Video products and solutions revenues from continuing operations decreased $9.7 million, or 4.0%, for 2014, compared to 2013. The decrease in video revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

2013 Compared to 2012

Video products and solutions revenues from continuing operations decreased $33.7 million, or 12.2%, for 2013, compared to 2012. In 2013, compared to 2012, revenues from our video creative tools, storage and workflow solutions, and media management solutions all decreased. The decrease in video revenues was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Audio Products and Solutions Revenues

2014 Compared to 2013

Audio products and solutions revenues from continuing operations decreased $7.2 million, or 4.7%, for 2014, compared to 2013. The decrease in audio revenues was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

2013 Compared to 2012

Audio products and solutions revenues from continuing operations decreased $49.6 million, or 24.5%, for 2013, compared to 2012. In 2013, compared to 2012, revenues from our digital audio software and workstation solutions and control surfaces, consoles and live-sound systems decreased. The decrease in audio revenues was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

2014 Compared to 2013

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $16.3 million, or 9.7%, decrease in services revenues from continuing operations for 2014, compared to 2013, was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

2013 Compared to 2012

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

Revenue Backlog

At December 31, 2014, we had revenue backlog of approximately $540 million, compared to $559 million at December 31, 2013. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues in our balance sheet and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed.

A meaningful, albeit rapidly declining portion of our revenue backlog is attributable to deferred revenue related to transactions that occurred prior to our January 1, 2011 adoption of the accounting guidance related to multiple-element arrangements (ASU No. 2009-13) and the accounting guidance related to differentiating software and hardware in a combined product offering (ASU No. 2009-14). Prior to our adoption of ASU No. 2009-14, the majority of our products were subject to software revenue recognition guidance that required us to recognize revenue ratably for periods as long as eight years from product delivery because we did not have VSOE of fair value for the Implied Maintenance Release PCS deliverable included in most of our customer arrangements. Upon adoption of ASU No. 2009-14, most of our products are now excluded from the scope of software revenue recognition, resulting in recognition of arrangement consideration upon product shipments (based on management’s best estimate of selling price) with only the arrangement consideration attributable to Implied Maintenance Release PCS being recognized ratably over an extended period of time. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions.

The expected timing of recognition of revenue backlog as revenue in the future is as follows as of December 31, 2014 (in thousands):

	For the Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Orders executed prior to January 1, 2011	$58,543	$24,954	$955	$145	$—	$—	$84,597
Orders executed or materially modified on or after January 1, 2011	230,009	125,908	61,244	26,128	11,294	330	454,913
	$288,552	$150,862	$62,199	$26,273	$11,294	$330	$539,510

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

Costs of Revenues for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Products	$143,765	$(15,499)	(9.7)%	$159,264
Services	60,656	(2,521)	(4.0)%	63,177
Amortization of intangible assets	50	(1,418)	(96.6)%	1,468
Total cost of revenues	204,471	(19,438)	(8.7)%	223,909

Gross profit	$325,780	$(13,723)	(4.0)%	$339,503

Costs of Revenues for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
Products	$159,264	$(23,500)	(12.9)%	$182,764
Services	63,177	(493)	(0.8)%	63,670
Amortization of intangible assets	1,468	(1,106)	(43.0)%	2,574
Total costs of revenues	223,909	(25,099)	(10.1)%	249,008

Gross profit	$339,503	$(47,192)	(12.2)%	$386,695

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2014 increased slightly to 61.4%, from 60.3% for 2013. The increase in gross margin was primarily due to the cost reduction initiatives, partially offset by the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Gross Margin % for the Years Ended December 31, 2014, 2013 and 2012
	2014 Gross Margin %	(Decrease) Increase in Gross Margin %	2013 Gross Margin %	(Decrease) Increase in Gross Margin %	2012 Gross Margin %
Products	62.0%	2.3%	59.7%	(2.1)%	61.8%
Services	60.0%	(2.4)%	62.4%	3.0%	59.4%
Total Gross Margin	61.4%	1.1%	60.3%	(0.5)%	60.8%

2014 Compared to 2013

The increase in products gross margin percentage from continuing operations for 2014, compared to 2013, was driven by the cost reduction initiatives, partially offset by the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

The decrease in services gross margin percentage from continuing operations for 2014, compared to 2013, was due to lower services revenues on relatively fixed costs. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balance are largely amortized by 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted as these revenues decline.

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

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$90,390	$(4,859)	(5.1)%	$95,249
Marketing and selling expenses	133,049	(841)	(0.6)%	133,890
General and administrative expenses	81,181	3,603	4.6%	77,578
Amortization of intangible assets	1,626	(1,022)	(38.6)%	2,648
Restructuring (recoveries) costs, net	(165)	(5,535)	(103.1)%	5,370
Total operating expenses	$306,081	$(8,654)	(2.7)%	$314,735

Operating income	$19,699	$(5,069)	(20.5)%	$24,768

Operating Expenses and Operating Income for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
Research and development expenses	$95,249	$(3,630)	(3.7)%	$98,879
Marketing and selling expenses	133,890	(19,591)	(12.8)%	153,481
General and administrative expenses	77,578	25,512	49.0%	52,066
Amortization of intangible assets	2,648	(1,606)	(37.8)%	4,254
Restructuring costs, net	5,370	(19,468)	(78.4)%	24,838
Total operating expenses	$314,735	$(18,783)	(5.6)%	$333,518

Operating income	$24,768	$(28,409)	(53.4)%	$53,177

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $4.9 million, or 5.1%, during the year ended December 31, 2014, compared to 2013, primarily due to decreased salary expenses on lower employee headcount.

Year-Over-Year Change in Research and Development Expenses for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014 (Decrease)/Increase From 2013		2013 (Decrease)/Increase From 2012
	$	%	$	%
Personnel-related	$(5,150)	(8.9)%	$(1,279)	(2.2)%
Facilities and information technology infrastructure	(1,943)	(11.1)%	(943)	(5.1)%
Computer hardware and supplies	1,467	43.8%	371	12.5%
Consulting and outside services	1,049	7.6%	(879)	(6.0)%
Other expenses	(282)	(9.3)%	(900)	(22.8)%
Total research and development expenses decrease	$(4,859)	(5.1)%	$(3,630)	(3.7)%

2014 Compared to 2013

The decreases in personnel-related expenses and facilities and information technology infrastructure costs for 2014, compared to 2013, reflect lower employee headcount which resulted in lower usage of facilities and information technology overhead. The increases in computer hardware and supplies expenses and consulting and outside services expenses were primarily the result of the timing of certain development projects in 2014, compared to 2013, as we develop new products and solutions consistent with our Avid Everywhere strategic vision.

2013 Compared to 2012

The decrease in personnel-related expenses was primarily due to decreased salary expenses on lower employee headcount largely resulting from our 2012 restructuring actions, partially offset by higher accruals for incentive-based compensation. The decrease in facilities and information technology infrastructure costs for 2013, compared to 2012, was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions. The decrease in consulting and outside services expenses for 2013, compared to 2012, was primarily the result of a reduction in the use of contract employees and services.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $0.8 million, or 0.6%, during the year ended December 31, 2014, compared to 2013, primarily due to lower product introduction expenses.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014 (Decrease)/Increase From 2013		2013 (Decrease)/Increase From 2012
	$	%	$	%
Product introduction	$(3,666)	(100.2)%	$181	5.2%
Consulting and outside services	1,213	8.8%	(4,113)	(22.9)%
Foreign exchange losses (gains)	721	385.4%	(509)	(73.1)%
Personnel-related	621	0.5%	(9,996)	(6.9)%
Facilities and information technology infrastructure	(271)	(1.0)%	(3,484)	(10.9)%
Tradeshow and other promotional	27	0.3%	(2,213)	(20.6)%
Other expenses	514	0.9%	543	1.0%
Total marketing and selling expenses decrease	$(841)	(0.6)%	$(19,591)	(12.8)%

2014 Compared to 2013

The decrease in product introduction expenses in 2014 was the result of significant new product introductions during 2013, which was not present at the same level in 2014. The increase in consulting and outside services expenses for 2014, compared to 2013, was primarily the result of costs related to our Avid Customer Association, or ACA, which was launched in September 2013, and the inaugural ACA events, Avid Connect and Avid Connect Europe, which took place in April 2014 and September 2014, respectively. The net foreign exchange losses (specifically, foreign exchange transaction losses on net monetary assets denominated in foreign currencies) were $0.9 million for 2014, compared to losses of $0.2 million in the 2013 period. The increased losses were primarily the result of the depreciation of foreign currencies during 2014. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

2013 Compared to 2012

The decrease in personnel-related expenses for 2013, compared to 2012, was primarily due to decreased salary, commissions and benefit expenses on lower employee headcount, resulting from our 2012 restructuring actions, which also resulted in lower usage of facilities and information technology overhead. The decrease in consulting and outside services costs for 2013, compared to 2012, was the result of lower costs related to long-term sales and marketing strategy planning. The decrease in tradeshow and other promotional expenses was the result of our cost reduction initiatives started in 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $3.6 million, or 4.6%, during the year ended December 31, 2014, compared to 2013, primarily as a result of increased incentive-based compensation and stock based compensation expenses in 2014.

Year-Over-Year Change in General and Administrative Expenses for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014 (Decrease)/Increase From 2013		2013 (Decrease)/Increase From 2012
	$	%	$	%
Personnel-related	$2,291	8.0%	$1,479	5.4%
Facilities and information technology infrastructure	1,291	13.4%	(1,284)	(11.8)%
Consulting and outside services	260	0.7%	26,247	261.6%
Other expenses	(239)	(8.3)%	(930)	(24.5)%
Total general and administrative expenses increase	$3,603	4.6%	$25,512	49.0%

2014 Compared to 2013

The increase in personnel-related expenses in 2014, compared to 2013, was primarily due to an increase in incentive-based compensation and stock based compensation expenses, partially offset by a decrease in salaries expenses and management transition related costs. The increase in facilities and information technology infrastructure costs was primarily the result of increased usage of facilities costs by the general and administrative function. The costs related to the restatement of our September 30, 2012 and prior financial statements and related activities continued through 2014 at levels similar to 2013.

2013 Compared to 2012

The increase in consulting and outside services costs in 2013, compared to 2012, was primarily due to $20.6 million in audit, legal and other professional fees for outside services incurred during 2013, but not present in 2012, resulting from the restatement of our September 30, 2012 and prior financial statements related activities. The increase in personnel-related expenses was primarily the result of higher accruals for incentive-based compensation, as well as costs related to our management transition, partially offset by lower stock-based compensation expense. The decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014 Decrease From 2013		2013 Decrease From 2012
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$(1,418)	(96.6)%	$(1,106)	(43.0)%
Amortization of intangible assets recorded in operating expenses	(1,022)	(38.6)%	(1,606)	(37.8)%
Total amortization of intangible assets	$(2,440)	(59.3)%	$(2,712)	(39.7)%

2014 Compared to 2013

The decrease in amortization of intangible assets recorded in cost of revenues and operating expenses during 2014, compared to 2013, was primarily the result of certain acquired intangible assets becoming fully amortized. The unamortized balance of our identifiable intangible assets related to all acquisitions was $2.4 million at December 31, 2014. We expect amortization of these intangible assets to be approximately $1.5 million in 2015 and $0.9 million in 2016. See Note I, Intangible Assets, to our Consolidated Financial Statements in Item 8 for further information regarding our identifiable intangible assets.

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

Restructuring Costs, Net

2013 Restructuring Actions

In June 2013, our leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with our strategic goals and enhance its global account team approach, eliminated 31 positions. As a result, we recognized related restructuring costs of $1.7 million in 2013.

During November and December 2013, our executive management team identified opportunities to lower costs in the supply and hardware technology group by eliminating 29 positions in hardware shared services and 15 positions in the supply and technology group. Additionally, an engineering reorganization at the same time resulted in the elimination of four engineering positions. As a result, we recognized $1.7 million of related restructuring costs in 2013.

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions (the “2012 Plan”) to focus on our Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of our consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions in June 2012, the abandonment of one of the Company’s facilities in Burlington, Massachusetts and the partial abandonment of facilities in Mountain View and Daly City, California, in September 2012, and the partial abandonment of the facility in Pinewood, UK, in December 2012. During 2012, we recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs during 2012.

During 2013, we recorded $0.1 million in additional severance costs and revisions totaling $1.8 million resulting from sublease assumption changes and other costs related to the abandoned facilities under the 2012 Plan. We substantially completed all actions under the 2012 Plan prior to December 31, 2012.

In June 2014, we signed an agreement for surrender of the partially abandoned property at Pinewood, UK. As a result, we recorded a recovery of $0.2 million, as we were released from all obligations related to the surrendered property.

Prior Years’ Restructuring Plans

During 2012, the Company recorded restructuring recoveries of $0.3 million as a result of revised severance estimates under the 2011 Plan, revisions totaling $0.7 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2010 Plan, and revisions totaling $1.8 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2008 Plan.

The remaining accrual balance of $0.6 million at December 31, 2014 was related to the closure of part of our Dublin, Ireland facility under the 2008 Plan. No further actions are anticipated under the prior years’ restructuring plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Income (Expense)	$	%	Income (Expense)
Interest income	$126	$(429)	(77.3)%	$555
Interest expense	(1,771)	(197)	12.5%	(1,574)
Other income (expense), net	(1,138)	(1,481)	(431.8)%	343
Total interest and other income (expense), net	$(2,783)	$(2,107)	311.7%	$(676)

Interest and Other Income (Expense) for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
Interest income	$555	$345	164.3%	$210
Interest expense	(1,574)	(26)	1.7%	(1,548)
Other income (expense), net	343	1,046	(148.8)%	(703)
Total interest and other income (expense), net	$(676)	$1,365	(66.9)%	$(2,041)

2014 Compared to 2013

The change in interest and other income (expense), net for 2014, compared to 2013, was primarily the result of changes in the valuation of a deferred compensation plan. During 2014, there was an increase in the valuation of the plan obligations resulting in net expense recorded in other income (expense), compared to a decrease in the valuation in 2013 that resulted in net income recorded as other income (expense).

2013 Compared to 2012

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

Provision for Income Taxes

Provision for Income Taxes for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes	$2,188	$(751)	(25.6)%	$2,939

Provision for Income Taxes for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
Provision for income taxes	$2,939	$(1,110)	(27.4)%	$4,049

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 12.9%, 12.2% and 7.9%, respectively, for 2014, 2013 and 2012. Our 2014 provision for income taxes decreased by $0.8 million from 2013, primarily as a result of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty and a $0.5 million benefit associated with a change in the Company’s indefinite reinvestment assertion with respect to its Canadian subsidiary. During 2013, there were no significant discrete tax items that impacted the tax provision. The tax provision of $4.0 million for 2012 included the following discrete items: a $2.3 million withholding tax liability, including interest and penalties, on a Canadian dividend; a $1.4 million tax provision associated with an Irish income tax audit; a $0.5 million tax provision associated with a change in the Company’s indefinite reinvestment assertion with respect to its Canadian subsidiary; and the adjustment of a valuation allowance against certain foreign deferred tax assets of $0.7 million; largely offset by a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.7 million benefit for the release of a tax reserve.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2014 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time since the fourth quarter of 2010 with borrowings under our credit facilities. At December 31, 2014, our principal sources of liquidity included cash and cash equivalents totaling $25.1 million and available borrowings under our credit facilities of $29.3 million, with total liquidity aggregating approximately $54.4 million.

At December 31, 2014, our working capital was $(157.2) million, compared to $(133.0) million at December 31, 2013. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues. We experienced a decrease in cash during 2014 due to significantly higher outside professional fees and consultant costs resulting from the restatement-related activities. The majority of the restatement-related outside professional fees and consultant costs were paid during 2014.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, our acquisition of businesses or technologies and obligations under restructuring programs. We are continuing to focus on further reducing costs, improving our operational efficiency and maintaining adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. We believe that we have sufficient cash, cash equivalents, funds generated from operations and funds available under our credit facilities (through their expiration) to meet our operational objectives for at least the next twelve months, as well as for the foreseeable future.

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

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. See Note Q to our Consolidated Financial Statements for further detail on the amendment to our Credit Agreement.

At December 31, 2014, we had no outstanding borrowings under the Credit Agreement and had certain reserves and letters of credit guaranteed under the credit facilities of $3.0 million and $0.8 million, respectively. At December 31, 2014, we had available borrowings under the credit facilities of $29.3 million, after taking into consideration the outstanding letters of credit and related liquidity covenant.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(9,897)	$(9,145)	$34,709
Net cash (used in) provided by investing activities	(11,800)	(11,536)	1,697
Net cash (used in) provided by financing activities	(436)	(96)	354
Effect of foreign currency exchange rates on cash and cash equivalents	(1,014)	(1,410)	775
Net (decrease) increase in cash and cash equivalents	$(23,147)	$(22,187)	$37,535

Cash Flows from Operating Activities

Cash used in operating activities aggregated $9.9 million for the year ended December 31, 2014. The cash usage during 2014 was attributable to costs associated with restatement-related activities, and to a lesser extent, restructuring activities. The use of cash associated with the restatement and restructuring activities was materially abated at the end of 2014, however, we do expect residual payments into 2015.

Working capital items, excluding cash, decreased by $47.5 million in the aggregate for the year ended December 31, 2014, reflecting primarily the non-cash amortization of pre-2011 deferred revenues, partially offset by improvements in cash collections of accounts receivable and lower cash investments in inventory.

Accounts receivable decreased $2.1 million for the year ended December 31, 2014, largely reflecting improved cash collections. Accounts receivable balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience.

Inventory decreased $12.1 million for the year ended December 31, 2014, reflecting our efforts to further optimize working capital investments through improved supply chain discipline. Inventory includes component parts, finished goods as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. Inventory is sourced from third party suppliers, located primarily in Asia.

Cash Flows from Investing Activities

For the year ended December 31, 2014, net cash used in investing activities primarily reflected $13.3 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. We expect our 2015 capital expenditures to be materially consistent with those for 2014.

Cash Flows from Financing Activities

For the year ended December 31, 2014, net cash used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. At December 31, 2014, we had no outstanding borrowings under the credit facilities.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2014 under existing lease agreements and commitments to purchase inventory and other goods and services (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$69,666	$14,964	$25,149	$19,425	$10,128
Unconditional purchase obligations (a)	22,538	22,538	—	—	—
	$92,204	$37,502	$25,149	$19,425	$10,128

(a)
At December 31, 2014, we had entered into purchase commitments for certain inventory and other goods and services used in our normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2014 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$812	$—	$812	$—	$—
Stand-by letters of credit	3,888	1,322	—	2,566	—
	$4,700	$1,322	$812	$2,566	$—

We have three letters of credit at a bank that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2014, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

In addition, we have letters of credit totaling $1.3 million that support our ongoing operations. These letters of credit have various terms and expire during 2015 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into foreign currency contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2014, we had foreign currency contracts outstanding with an aggregate notional value of $25.4 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the following 30 days and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At December 31, 2014, we had such foreign currency forward contracts outstanding with an aggregate notional value of $25.4 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At December 31, 2014, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $2.8 million, denominated in the euro, Canadian dollar and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. At December 31, 2014, the aggregate fair value of the outstanding derivatives was $(0.5) million. During the years ended December 31, 2014, 2013 and 2012, we recorded net losses of $(0.9) million, $(0.2) million and $(0.7) million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014, would not have a significant impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2014, we held $25.1 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million, depending upon the level of certain accounts receivable and inventory balances and subject to other terms and conditions. At December 31, 2014, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates payable on outstanding borrowings under the credit facilities would not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an adverse opinion on the Company's internal control over financial reporting due to the material weaknesses identified.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2015

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenues:
Products	$378,627	$395,531	$478,830
Services	151,624	167,881	156,873
Total net revenues	530,251	563,412	635,703
Cost of revenues:
Products	143,765	159,264	182,764
Services	60,656	63,177	63,670
Amortization of intangible assets	50	1,468	2,574
Total cost of revenues	204,471	223,909	249,008
Gross profit	325,780	339,503	386,695
Operating expenses:
Research and development	90,390	95,249	98,879
Marketing and selling	133,049	133,890	153,481
General and administrative	81,181	77,578	52,066
Amortization of intangible assets	1,626	2,648	4,254
Restructuring (recoveries) costs, net	(165)	5,370	24,838
Total operating expenses	306,081	314,735	333,518
Operating income	19,699	24,768	53,177
Interest income	126	555	210
Interest expense	(1,771)	(1,574)	(1,548)
Other (expense) income, net	(1,138)	343	(703)
Income from continuing operations before income taxes	16,916	24,092	51,136
Provision for income taxes	2,188	2,939	4,049
Income from continuing operations, net of tax	14,728	21,153	47,087
Discontinued operations:
Gain on divestiture of consumer business	—	—	37,972
Income from divested operations	—	—	7,832
Income from discontinued operations	—	—	45,804
Net income	$14,728	$21,153	$92,891

Income per common share – basic and diluted:
Income per share from continuing operations, net of tax – basic and diluted	$0.38	$0.54	$1.21
Income per share from discontinued operations – basic and diluted	—	—	1.18
Net income per common share – basic and diluted	$0.38	$0.54	$2.39

Weighted-average common shares outstanding – basic	39,147	39,044	38,804
Weighted-average common shares outstanding – diluted	39,267	39,070	38,836

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$14,728	$21,153	$92,891

Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,540)	(1,717)	606

Comprehensive income	$7,188	$19,436	$93,497

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,056	$48,203
Accounts receivable, net of allowances of $10,692 and $13,963 at December 31, 2014 and 2013, respectively	54,655	56,770
Inventories	48,001	60,122
Deferred tax assets, net	322	522
Prepaid expenses	6,892	7,778
Other current assets	17,932	17,493
Total current assets	152,858	190,888
Property and equipment, net	32,136	35,186
Intangible assets, net	2,445	4,260
Long-term deferred tax assets, net	1,886	2,415
Other long-term assets	2,274	2,393
Total assets	$191,599	$235,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,951	$33,990
Accrued compensation and benefits	32,636	30,342
Accrued expenses and other current liabilities	32,353	41,273
Income taxes payable	5,480	6,875
Deferred tax liabilities, net	—	14
Deferred revenues	206,608	211,403
Total current liabilities	310,028	323,897
Long-term deferred tax liabilities, net	136	565
Long-term deferred revenues	208,232	255,429
Other long-term liabilities	14,273	14,586
Total liabilities	532,669	594,477

Commitments and contingencies (Note K)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 39,294 shares and 39,082 shares outstanding at December 31, 2014 and 2013, respectively	423	423
Additional paid-in capital	1,049,969	1,043,384
Accumulated deficit	(1,321,798)	(1,336,526)
Treasury stock at cost, net of reissuances, 3,045 shares and 3,257 shares at December 31, 2014 and 2013, respectively	(68,051)	(72,543)
Accumulated other comprehensive (loss) income	(1,613)	5,927
Total stockholders’ deficit	(341,070)	(359,335)
Total liabilities and stockholders’ deficit	$191,599	$235,142

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2012	42,339	(3,734)	423	1,028,798	(1,444,833)	(82,301)	7,038	(490,875)

Stock issued pursuant to employee stock plans		331		(668)	(5,737)	6,759		354

Stock-based compensation				11,432				11,432

Net income					92,891			92,891

Other comprehensive loss							606	606
Balances at December 31, 2012	42,339	(3,403)	423	1,039,562	(1,357,679)	(75,542)	7,644	(385,592)

Stock issued pursuant to employee stock plans		146		(3,095)		2,999		(96)

Stock-based compensation				6,917				6,917

Net income					21,153			21,153

Other comprehensive income							(1,717)	(1,717)
Balances at December 31, 2013	42,339	(3,257)	423	1,043,384	(1,336,526)	(72,543)	5,927	(359,335)

Stock issued pursuant to employee stock plans		212		(4,928)		4,492		(436)

Stock-based compensation				11,513				11,513

Net income					14,728			14,728

Other comprehensive loss							(7,540)	(7,540)
Balances at December 31, 2014	42,339	(3,045)	$423	$1,049,969	$(1,321,798)	$(68,051)	$(1,613)	$(341,070)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$14,728	$21,153	$92,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,954	22,767	27,495
(Recovery) provision for doubtful accounts	(143)	157	125
Non-cash provision for restructuring	—	—	1,459
Gain on sales of assets	—	(125)	(252)
Gain on divestiture of consumer business	—	—	(37,972)
Stock-based compensation expense	11,513	6,917	11,432
Non-cash interest expense	220	294	294
Unrealized foreign currency transaction gains	(6,730)	(10)	(1,251)
Provision for deferred taxes	69	730	(400)
Changes in operating assets and liabilities:
Accounts receivable	2,258	11,030	26,765
Inventories	12,122	9,021	20,844
Prepaid expenses and other current assets	(2,130)	4,393	(3,745)
Accounts payable	(947)	(1,416)	(7,111)
Accrued expenses, compensation and benefits and other liabilities	(5,758)	8,932	(3,300)
Income taxes payable	(1,090)	(1,324)	676
Deferred revenues	(51,963)	(91,664)	(93,241)
Net cash (used in) provided by operating activities	(9,897)	(9,145)	34,709

Cash flows from investing activities:
Purchases of property and equipment	(13,292)	(11,625)	(9,703)
Change in other long-term assets	(8)	(36)	(40)
Proceeds from divestiture of consumer business	1,500	—	11,440
Proceeds from sale of assets	—	125	—
Net cash (used in) provided by investing activities	(11,800)	(11,536)	1,697

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	252	177	1,022
Common stock repurchases for tax withholdings for net settlement of equity awards	(688)	(273)	(668)
Proceeds from revolving credit facilities	25,500	—	14,000
Payments on revolving credit facilities	(25,500)	—	(14,000)
Net cash (used in) provided by financing activities	(436)	(96)	354

Effect of exchange rate changes on cash and cash equivalents	(1,014)	(1,410)	775
Net (decrease) increase in cash and cash equivalents	(23,147)	(22,187)	37,535
Cash and cash equivalents at beginning of year	48,203	70,390	32,855
Cash and cash equivalents at end of year	$25,056	$48,203	$70,390

Cash paid for income taxes, net of refunds	$2,146	$2,173	$6,554
Cash paid for interest	1,551	1,281	1,224

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.BUSINESS

Description of Business

Avid Technology, Inc. (“Avid” or the “Company”) provides technology solutions that enable the creation, distribution and monetization of audio and video content. Specifically, the Company develops, markets, sells and supports software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. The Company’s products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals, as well as aspiring professionals and enthusiasts. Projects produced using Avid’s products include feature films, television programming, live events, news broadcasts, commercials, music, video and other digital media content.

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At December 31, 2014, the Company’s principal sources of liquidity included cash and cash equivalents totaling $25.1 million and available borrowings under the Company’s credit facilities, which are discussed in Note Q. Cash used in operating activities aggregated $9.9 million for the year ended December 31, 2014. The cash usage during the year ended December 31, 2014 was attributable to costs associated with restatement-related activities and, to a lesser extent, prior years restructuring activities. The majority of cash associated with the restatement and restructuring activities has been paid out during the year ended December 31, 2014, and the Company expects residual payments into 2015.

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these consolidated financial statements and no subsequent events required recognition or disclosure in these financial statements.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company estimates the service period of Implied Maintenance Release PCS based on the length of time the product version purchased by the customer is planned to be supported with Software Updates. If facts and circumstances indicate that the original deemed service period of Implied Maintenance Release PCS for a product has changed significantly after original revenue recognition has commenced, the Company will modify the remaining estimated deemed service period accordingly and recognize the then-remaining deferred revenue balance over the revised deemed service period.

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

Prior to the adoption of ASU No. 2009-14, the Company primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of its adoption of ASU No. 2009-14 on January 1, 2011, a majority of the Company’s products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because the Company had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, the Company determines a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

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

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for sales returns and exchanges – beginning of year	$12,519	$19,460	$22,767
Additions and adjustments to the allowance	9,260	9,243	11,402
Deductions against the allowance	(12,269)	(16,184)	(14,709)
Allowance for sales returns and exchanges – end of year	$9,510	$12,519	$19,460

The allowance for sales returns and exchanges, which is recorded as a reduction to gross accounts receivable, reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. Since many of the Company’s transactions require some or all of amounts invoiced to be recorded in deferred revenue under GAAP due to revenue recognition considerations, the Company has recorded reductions to deferred revenue of $3.7 million, $6.1 million and $8.7 million as of December 31, 2014, 2013 and 2012, respectively, to eliminate the estimated deferred revenue attributable to transactions already provided for by the sales, returns and exchanges allowance.

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

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts – beginning of year	$1,444	$1,517	$2,401
Bad debt (recovery) expense	(143)	157	125
Reduction in provision for doubtful accounts	(119)	(230)	(1,009)
Allowance for doubtful accounts – end of year	$1,182	$1,444	$1,517

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

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in foreign currencies. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations. See Note D for the net foreign exchange gains and losses recorded in the Company’s statements of operations during the years ended December 31, 2014, 2013 and 2012 that resulted from the gains and losses on Company’s foreign currency contracts and the revaluation of the related hedged items.

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

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper, money market investments and certificates of deposit. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities, have historically consisted of certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations. Other than those investments held in the Company’s deferred compensation plan, the Company held no marketable securities at December 31, 2014 or 2013.

Cash equivalents and marketable securities, including money market investments and mutual funds accounted for as trading securities, held in the Company’s deferred compensation plan are reported at fair value using quoted market prices with the gains and losses included as other income (expense) in the Company’s statement of operations. Realized gains and losses from the Company’s deferred compensation plan were not material for the years ended December 31, 2014, 2013 and 2012. These assets are classified within other current assets.

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

The Company records all foreign currency contract derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged. The Company has not accounted for any foreign currency contracts as hedges in the periods presented.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. The Company typically depreciates its property and equipment using the following minimum and maximum useful lives:

	Depreciable Life (years)
	Minimum	Maximum
Computer and video equipment and software, including internal use software	2	5
Manufacturing tooling and testbeds	3	5
Office equipment	3	5
Furniture, fixtures and other	3	8

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years.

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

On July 2, 2012, the Company sold a group of consumer audio and video products and certain related intellectual property (the “Consumer Business”) with a negative carrying value of $25.0 million for total consideration of $14.8 million, of which $11.4 million, net of $1.9 million of costs incurred to sell the assets, was received during 2012 and $1.5 million was received during 2014. The Company recorded $38.0 million gain on divestiture of Consumer Business and $7.8 million net income from the divested operations in 2012. The revenues of the Consumer Business for the period prior to the sale in 2012 totaled $46.1 million.

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

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses were not material in the periods presented.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company periodically evaluates the assets, considering a number of business and economic factors, to determine if an impairment exits. No amounts have been capitalized during 2014, 2013, and 2012 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

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

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation expense based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of performance or market conditions.

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

Accounting for Restructuring Plans

The Company records facility-related restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on the Company’s policies for the calculation and payment of severance benefits, the Company accounts for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. The Company recognizes facility-related restructuring charges upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

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

C.	NET INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

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

	Year Ended December 31,
	2014	2013	2012
Options	4,748	5,193	6,069
Non-vested restricted stock units	118	352	638
Anti-dilutive potential common shares	4,866	5,545	6,707

D.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of its foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. There are two objectives of the Company’s foreign currency forward-contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company’s customers and cash payments expected to be made to the Company’s vendors over the following 30 days and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. At December 31, 2014 and 2013, the Company had foreign currency forward contracts outstanding with aggregate notional values of $25.4 million and $21.0 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At December 31, 2014 and 2013, the Company had such foreign currency contracts with aggregate notional values of $2.8 million and $5.4 million, respectively. Because these contracts have not been accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at December 31, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at December 31, 2014	Fair Value at December 31, 2013
Financial assets:
Foreign currency contracts	Other current assets	$—	$59

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$518	$228

The following table sets forth the net foreign exchange gains (losses) recorded as marketing and selling expenses in the Company’s statements of operations during the years ended December 31, 2014, 2013 and 2012 that resulted from the gains and losses on Company’s foreign currency contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC Topic 815	Net Loss Recorded in Marketing and Selling Expenses
	2014	2013	2012
Foreign currency contracts	$(908)	$(187)	$(707)

See Note E for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

E.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At December 31, 2014 and 2013, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments, primarily insurance contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,859	$1,245	$614	$—

Financial Liabilities:
Foreign currency contracts	$518	$—	$518	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,920	$1,271	$649	$—
Foreign currency contracts	59	—	59	—

Financial Liabilities:
Foreign currency contracts	$228	$—	$228	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

F.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accounts receivable	$65,347	$70,733
Less:
Allowance for doubtful accounts	(1,182)	(1,444)
Allowance for sales returns and rebates	(9,510)	(12,519)
Total	$54,655	$56,770

The accounts receivable balances at December 31, 2014 and 2013, exclude $2.0 million and $8.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not due.

G.	INVENTORIES

Inventories consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Raw materials	$9,942	$10,142
Work in process	248	338
Finished goods	37,811	49,642
Total	$48,001	$60,122

At December 31, 2014 and 2013, finished goods inventory included $4.3 million and $3.6 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

H.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Computer and video equipment and software	$113,220	$107,464
Manufacturing tooling and testbeds	2,327	2,548
Office equipment	4,664	4,737
Furniture, fixtures and other	8,659	10,909
Leasehold improvements	29,431	33,310
	158,301	158,968
Less: Accumulated depreciation and amortization	126,165	123,782
Total	$32,136	$35,186

The Company capitalizes certain development costs incurred in connection with its internal use software. For the year ended December 31, 2014, the Company capitalized $3.4 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in Computer and video equipment and software. There were no costs capitalized during the year-ended December 31, 2013 and 2012. Internal use software is amortized on a straight line basis over its estimated useful life and the Company recorded $0.5 million of amortization expense during 2014.

Depreciation and amortization expense related to property and equipment was $16.1 million, $17.8 million and $19.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

I.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$51,950	$(51,950)	$—	$52,711	$(52,659)	$52
Customer relationships	49,216	(46,771)	2,445	49,627	(45,557)	4,070
Trade names	5,936	(5,936)	—	5,976	(5,976)	—
Capitalized software costs	5,043	(5,043)	—	5,944	(5,806)	138
Total	$112,145	$(109,700)	$2,445	$114,258	$(109,998)	$4,260

Amortization expense related to intangible assets in the aggregate was $1.8 million, $4.9 million and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects amortization of intangible assets to be approximately $1.5 million in 2015 and $0.9 million in 2016.

J.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred rent	$8,236	$8,361
Accrued restructuring	1,334	2,335
Deferred compensation	4,703	3,890
Total	$14,273	$14,586

K. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2014 were as follows (in thousands):

Year Ending December 31,
2015	$14,964
2016	13,353
2017	11,796
2018	9,723
2019	9,702
Thereafter	10,128
Total	$69,666

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2021 and represent an aggregate obligation of $8.2 million through 2021. The Company has restructuring accruals of $2.3 million at December 31, 2014, which represents the difference between this aggregate future obligation and future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. The Company received $0.7 million of sublease income during the year ended December 31, 2014, but none during the years ended December 31, 2013 and 2012, respectively.

The Company’s leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods. The Company has some leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of $0.6 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $15.0 million, $16.3 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Commitments

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2014, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has additional letters of credit totaling $1.3 million that support its ongoing operations. These letters of credit have various terms and expire during 2015 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2014, the Company had entered into purchase commitments for certain inventory and other goods and services used in its normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year and in the aggregate total $22.5 million.

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

Contingencies

In March 2013 and May 2013, two purported securities class action lawsuits were filed against us and certain of our former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased our common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named us, certain of our current and former executive officers and our former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In October 2013, we filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. The discovery portion of the proceedings ended in October 2014 and the matter was scheduled for trial in March 2015. However, subsequently to the discovery portion of the trial we began settlement discussions with the remaining plaintiffs together with our former auditors, and in December 2014 we agreed in principal to settle the case for $2.6 million, of which our insurance company will pay $2.5 million and our former auditors will pay the remainder.  The finalization of this settlement is subject to a number of procedural steps, including approval by the court, which likely will not be complete until later this year. Should the settlement not become final for any reason, the matter would proceed to trial.

In June 2013, a purported stockholder of the Company filed a derivative complaint against us as nominal defendant and certain of our current and former directors and officers in the U.S. District Court for the District of Massachusetts. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, a monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, our Board received a demand letter from the plaintiff in the dismissed derivative suit, demanding that our Board investigate, address and commence proceedings against certain of our directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, our Board created a committee to conduct an investigation into the allegations in the demand letter. On October 29, 2014, our Board, based on the committee’s final recommendation, formally decided not to take action in response to the demand letter.

In April and May 2013, we received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to our disclosures regarding our accounting review and revenue transactions. We produced documents responsive to such requests and provided regular updates to the authorities on our accounting evaluation and intend to continue to cooperate fully with the authorities should we receive any further inquiries or requests.  However, we have not received any such further inquiries or requests since briefing the authorities over twelve months ago and, although there can be no assurance, we believe that, based on information currently available, neither any further action in this matter nor the outcome of these inquiries will have a material adverse impact on our overall operations, financial condition or liquidity.

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

The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At December 31, 2014, the Company recorded a liability and a receivable from the insurance company for the $2.5 million settlement related to the securities class action discussed above.

The Company believes that, other than as set forth in this note, no other provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Accrual balance at January 1, 2012	$5,100
Accruals for product warranties	7,737
Cost of warranty claims	(7,854)
Allocation to divested consumer business	(507)
Accrual balance at December 31, 2012	4,476
Accruals for product warranties	5,346
Cost of warranty claims	(6,321)
Accrual balance at December 31, 2013	3,501
Accruals for product warranties	3,985
Cost of warranty claims	(4,694)
Accrual balance at December 31, 2014	$2,792

L.	CAPITAL STOCK

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

Common Stock Repurchases

In April 2007, the Company’s Board approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s Board of Directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. At December 31, 2014, there was $80.3 million available for future stock repurchases under the program. This stock repurchase program has no expiration date. During the years ended December 31, 2014, 2013 and 2012, no shares were repurchased under this program.

Under some of the Company’s equity compensation plans, employees have the option or may be required to satisfy minimum withholding tax obligations by tendering to the Company a portion of the common stock received under the award.

Stock Incentive Plans

In November 2014, the Company registered an aggregate of 3,750,000 of its shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Company’s Board of Directors on September 14, 2014 and approved by the Company’s stockholders on October 29, 2014. In connection with the approval of the Plan the Company’s Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that Plan. Shares available for issuance under the Company’s 2014 Stock Incentive Plan totaled 3,267,184 at December 31, 2014.

Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors and consultants. The exercise price for options generally must be no less than market price on the date of grant. Awards may be performance-based where vesting or exercisability is conditioned on achieving performance objectives, time-based or a combination of both. Current option grants become exercisable over various periods, typically three to four years for employees and one year for non-employee directors, and have a maximum term of seven to ten years. Restricted stock and restricted stock unit awards with time-based vesting typically vest over three to four years for employees and one year for non-employee directors.

In November 2014, the Compensation Committee of the Board of Directors modified certain market and performance based options and restricted stock units held by seven employees of the Company that were originally granted between 2009 and 2013. The modifications included (i) a conversion of vesting conditions from market and performance bases to a four year service period, including providing credit for service already rendered prior to the modification and (ii) an acceleration clause that allows vesting of between 50% and 100% of unvested awards if certain 2014 Adjusted EBITDA targets are achieved. In total, options to purchase 933,750 shares and 31,250 restricted stock units were modified, which resulted in incremental compensation expense of $4.3 million, $2.3 million of which was recognized upon modification, $1.5 million of which was recognized in the quarter ended December 31, 2014 upon achieving specific 2014 Adjusted EBITDA targets and the remaining $0.5 million will be recognized within the next twelve months.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair value. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present expectation to pay cash dividends and the Company’s current credit agreement precludes the Company from paying dividends. Historically, the expected stock-price volatility assumption has been based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company’s common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options. During 2014, the Company changed the method of calculating the expected volatility. The expected volatility is now based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

The fair value of restricted stock and restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company’s stock price; performance conditions, generally the Company’s return on equity or operating margin. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

Information with respect to options granted under all stock option plans for the year ended December 31, 2014 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2014	4,726,415	$14.18
Granted	2,097,350	$7.54
Exercised	(25,505)	$9.79
Forfeited or canceled	(1,234,149)	$16.44
Options outstanding at December 31, 2014	5,564,111	$11.20	4.83	$24,940
Options vested at December 31, 2014 or expected to vest	5,272,012	$11.38	4.71	$23,086
Options exercisable at December 31, 2014	3,044,259	$13.81	3.91	$9,144

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.24%	0.87%	0.94%
Expected volatility	50.3%	50.1%	52.8%
Expected life (in years)	4.16	4.68	4.56
Weighted-average fair value of options granted (per share)	$3.03	$3.33	$4.89

During the years ended December 31, 2014, 2013 and 2012, the cash received from and the aggregate intrinsic value of stock options exercised was not significant. The Company did not realize a material tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2014, 2013 or 2012.

Information with respect to non-vested restricted stock units for the year ended December 31, 2014 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2014	322,733	$11.30
Granted	801,316	$10.19
Vested	(264,513)	$11.19
Forfeited	(47,656)	$15.25
Non-vested at December 31, 2014	811,880	$10.01	0.88	$11,529
Expected to vest	741,436	$10.02	0.84	$10,528

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $10.19, $7.84 and $10.95, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013, and 2012 was $2.5 million, $1.1 million, and $2.3 million, respectively.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, the Company is required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. The Company last issued shares under the ESPP on January 31, 2013. On March 8, 2013, participation in the ESPP was suspended. On November 12, 2014 the Board of Directors approved resumption of the Company’s ESPP upon the completion of certain required reports to the Securities Exchange Commission. A special plan period was opened from December 1, 2014 to January 31, 2015 and was available to all eligible employees of the Company. In order to compensate for the shortened special plan period, the maximum payroll deductions by participating employees was increased from 10% to 15% during the special plan period, with the overall payroll deduction cap of $2,500 for the special plan period remaining unchanged. A total of 441,913 shares remained available for issuance under the ESPP at December 31, 2014.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.09%	0.09%	0.08%
Expected volatility	35.0%	51.0%	51.5%
Expected life (in years)	0.17	0.25	0.25
Weighted-average fair value of shares issued (per share)	$2.02	$1.00	$1.30

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Shares issued under the ESPP	—	27,936	142,658
Average price of shares issued	$—	$6.29	$6.96

Stock-Based Compensation Expense

The Company uses the accelerated method of attribution for awards with performance conditions and graded vesting features for options granted during 2014 and the straightline method for restricted stock units and options granted prior to 2014. The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. Forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. The Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management staff and 15% for other employee awards. Then-current estimated forfeiture rates are applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of products revenues	$397	$360	$410
Cost of services revenues	279	436	582
Research and development expenses	502	582	986
Marketing and selling expenses	3,658	1,778	3,754
General and administrative expenses	6,677	3,761	5,700
Total	$11,513	$6,917	$11,432

At December 31, 2014, there was $11.0 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized approximately as follows: $6.6 million in 2015, $3.5 million in 2016 and $0.9 million in 2017. At December 31, 2014, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.1.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a Section 401(k) plan that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company’s board of directors, make discretionary contributions to the plan. The Company’s contributions to the plan totaled $2.2 million, $2.2 million and $2.5 million in 2014, 2013 and 2012, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans totaled $2.0 million, $1.2 million and $1.4 million in 2014, 2013 and 2012, respectively.

Deferred Compensation Plans

The Company maintains a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. Prior to 2014, the plan allowed participants to defer varying percentages or amounts of eligible compensation. In November 2013, the Board determined to indefinitely suspend the plan and not offer participants the opportunity to participate in the Deferred Plan as of 2014.

Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. The assets of the deferred plan, as well as the corresponding obligations, were approximately $1.2 million and $1.3 million at December 31, 2014 and 2013, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. At December 31, 2014 and 2013, the Company’s assets and liabilities related to the arrangement consisted of assets recorded in “other long-term assets” of $0.6 million for each year, representing the value of related insurance contracts, and liabilities recorded as “long-term liabilities” of $4.7 million at December 31, 2014 and $3.9 million at December 31, 2013, respectively, representing the actuarial present value of the estimated benefits to be paid under the contract.

N.	INCOME TAXES

Income from continuing operations before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations before income taxes:
United States	$(6,864)	$(16,414)	$19,198
Foreign	23,780	40,506	31,938
Total income from continuing operations before income taxes	$16,916	$24,092	$51,136
Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$14	$(104)	$(750)
State	83	114	102
Foreign benefit of net operating losses	(180)	(170)	(154)
Other foreign	2,217	2,369	5,251
Total current tax expense	2,134	2,209	4,449
Deferred tax expense (benefit):
Other foreign	54	730	(400)
Total deferred tax expense (benefit)	54	730	(400)
Total provision for income taxes	$2,188	$2,939	$4,049

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled approximately $35.5 million at December 31, 2014. The Company does not have any plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries. The additional taxes that might be payable upon repatriation of foreign earnings are not significant. The cash maintained in foreign locations totaled approximately $14 million at December 31, 2014.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Tax credit and net operating loss carryforwards	$290,523	$244,379
Allowances for bad debts	231	277
Difference in accounting for:
Revenues	63,916	98,838
Costs and expenses	29,004	29,784
Inventories	7,004	9,209
Acquired intangible assets	13,667	17,726
Gross deferred tax assets	404,345	400,213
Valuation allowance	(398,733)	(396,143)
Deferred tax assets after valuation allowance	5,612	4,070
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(3,540)	(1,712)
Gross deferred tax liabilities	(3,540)	(1,712)
Net deferred tax assets	$2,072	$2,358
Recorded as:
Current deferred tax assets, net	322	522
Long-term deferred tax assets, net	1,886	2,415
Current deferred tax liabilities, net	—	(14)
Long-term deferred tax liabilities, net	(136)	(565)
Net deferred tax assets	$2,072	$2,358

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the magnitude of the deferred tax assets at December 31, 2014 and 2013 and the level of historical U.S. tax losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2014 and 2013. The change in the valuation allowance totaled $2.6 million and $0.5 million and $(35.3) million for the years ended December 31, 2014, 2013 and 2012, respectively.

For U.S. federal and state income tax purposes at December 31, 2014, the Company had tax credit carryforwards of $50.2 million, which will expire between 2016 and 2034, and net operating loss carryforwards of $693.0 million, which will expire between 2019 and 2034. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. The Company completed an assessment at March 31, 2014 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of the Company’s net operating loss and tax credit amounts are subject to any Section 382 limitation.

Additionally, the Company has foreign net operating loss carryforwards of $23.7 million and tax credit carryforwards of $4.4 million that begin to expire in 2029. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $19.8 million of net operating losses and $4.4 million of tax credits at December 31, 2014.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

Excluded from the above deferred tax schedule at December 31, 2014 are tax assets totaling $33.0 million resulting from the exercise of employee stock options, because recognition of these assets will occur upon utilization of these deferred tax assets to reduce taxes payable and will result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Tax credits	(9.4)%	(6.2)%	(1.2)%
Foreign operations	(35.8)%	(43.8)%	(12.7)%
Non-deductible expenses and other	4.6%	2.1%	1.4%
Increase (decrease) in valuation allowance	18.5%	25.1%	(14.6)%
Effective tax rate	12.9%	12.2%	7.9%

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company is disclosing unrecognized tax benefits primarily related to the foreign tax implications of the restatement adjustments. The unrecognized tax benefits did not have an impact on the effective tax rate because the Company maintains a full valuation allowance on the related loss carryforwards. At December 31, 2012, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $22.6 million, of which $0.9 million would affect the Company’s income tax provision and effective tax rate if recognized. At December 31, 2013, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $24.7 million, of which $0.8 million would affect the Company’s effective tax rate if recognized. At December 31, 2014, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $25.8 million, of which $0.8 million would affect the Company’s income tax provision and effective tax rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Unrecognized tax benefits at January 1, 2012	$20,180
Increases for tax positions taken during a prior period	3,198
Decreases related to the lapse of applicable statutes of limitations	(749)
Unrecognized tax benefits at December 31, 2012	22,629
Increases for tax positions taken during a prior period	2,205
Decreases related to the lapse of applicable statutes of limitations	(105)
Unrecognized tax benefits at December 31, 2013	24,729
Increases for tax positions taken during a prior period	1,118
Unrecognized tax benefits at December 31, 2014	$25,847

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2014 and 2013 were not material.

The tax years 2007 through 2014 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

O.	RESTRUCTURING COSTS AND ACCRUALS

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

2012 Restructuring Plan

In June 2012, the Company committed to a series of strategic actions (the “2012 Plan”) to focus on its Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of the Company’s consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions in June 2012, the abandonment of one of the Company’s facilities in Burlington, Massachusetts and the partial abandonment of facilities in Mountain View and Daly City, California, in September 2012, and the partial abandonment of the facility in Pinewood, UK, in December 2012. During 2012, the Company recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs during 2012.

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

Prior Years’ Restructuring Plans

During 2012, the Company recorded restructuring recoveries of $0.3 million as a result of revised severance estimates under the 2011 Plan, revisions totaling $0.7 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2010 Plan, and revisions totaling $1.8 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2008 Plan.

The remaining accrual balance of $0.6 million at December 31, 2014 was related to the closure of part of the Company’s Dublin, Ireland facility under the 2008 Plan. No further actions are anticipated under the prior years’ restructuring plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at January 1, 2012	$4,045	$6,461	$—	$390	$10,896
New restructuring charges – operating expenses	14,751	8,081	—	—	22,832
Revisions of estimated liabilities	(841)	2,229	—	618	2,006
Accretion	—	382	—	22	404
Cash payments	(14,082)	(4,893)	—	(435)	(19,410)
Non-cash write-offs	—	(1,459)	—	—	(1,459)
Foreign exchange impact on ending balance	425	37	—	—	462
Accrual balance at December 31, 2012	4,298	10,838	—	595	15,731
New restructuring charges – operating expenses	3,539		—	—	3,539
Revisions of estimated liabilities	50	2,060	—	(279)	1,831
Accretion	—	586	—	26	612
Cash payments	(5,469)	(7,394)	—	(342)	(13,205)
Foreign exchange impact on ending balance	(19)	12	—	—	(7)
Accrual balance at December 31, 2013	2,399	6,102	—	—	8,501
Revisions of estimated liabilities	—	(165)	—	—	(165)
Accretion	—	565	—	—	565
Cash payments	(2,340)	(4,172)	—	—	(6,512)
Foreign exchange impact on ending balance	(1)	(45)	—	—	(46)
Accrual balance at December 31, 2014	$58	$2,285	$—	$—	$2,343

The employee-related accruals at December 31, 2014 and 2013 represent severance and outplacement costs to former employees that will be paid out during the year ended December 31, 2015, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets at December 31, 2014 and 2013.

The facilities-related accruals at December 31, 2014 and 2013 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.0 million was included in the caption “accrued expenses and other current liabilities” and $1.3 million was included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2014. At December 31, 2013, $3.8 million was included in the caption “accrued expenses and other current liabilities” and $2.3 million was included in the caption “other long-term liabilities.”

P.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company provides digital media content-creation, management and distribution products and solutions for film, video, audio and broadcast professionals, as well as artists and musicians, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as services revenues. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2014, 2013 and 2012 the Company had only one operating segment. Specifically, the Company does not internally measure profitability based upon video, audio, or service revenue.

The Company’s video products and solutions are designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows. Professional video creative software and hardware products include the Media Composer product line used to edit film, television programmings, news broadcasts, commercials and other video content. Video products also include Avid ISIS shared storage systems and Avid Interplay asset management solutions that provide complete network, storage and database solutions to enable users to simultaneously share and manage media assets throughout a project or organization.

The Company’s audio products and solutions include digital audio software and workstation solutions, control surfaces, live sound systems and notation software that provide music creation; audio recording, editing, and mixing; and live performance solutions. Audio products include Pro Tools digital audio software and workstation solutions to facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. Audio products also include a range of complementary control surfaces and consoles, including the System 5 and System 6 modular consoles, as well as the VENUE live-sound systems and Sibelius-branded notation software.

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

The following is a summary of the Company’s revenues from continuing operations by type for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Video products and solutions	$233,464	$243,173	$276,909
Audio products and solutions	145,163	152,358	201,921
Total products and solutions	378,627	395,531	478,830
Services	151,624	167,881	156,873
Total net revenues	$530,251	$563,412	$635,703

The following table sets forth the Company’s revenues from continuing operations by geographic region for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$193,060	$218,154	$249,364
Other Americas	45,342	43,131	47,817
Europe, Middle East and Africa	217,767	214,441	245,189
Asia-Pacific	74,082	87,686	93,333
Total net revenues	$530,251	$563,412	$635,703

The following table presents the Company’s long-lived assets, excluding intangible assets, by geography at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Long-lived assets:
United States	$30,465	$33,193
Other countries	3,945	4,385
Total long-lived assets	$34,410	$37,578

Q.	CREDIT AGREEMENT

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

At December 31, 2014, the Company had certain reserves and letters of credit guaranteed under the credit facilities of $3.0 million and $0.8 million, respectively. At December 31, 2014, the Company had available borrowings under the credit facilities of $29.3 million, after taking into consideration the outstanding letters of credit and related liquidity covenant. At December 31, 2014, the Company had no outstanding borrowings under the Credit Agreement.

R. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2014				2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$128,196	$142,429	$124,644	$134,982	$147,103	$138,893	$141,345	$136,071
Cost of revenues	50,548	52,788	50,420	50,665	59,801	56,055	54,294	52,291
Amortization of intangible assets	—	—	—	50	158	158	501	651
Gross profit	77,648	89,641	74,224	84,267	87,144	82,680	86,550	83,129
Operating expenses:
Research and development	23,212	22,154	22,070	22,954	24,556	23,239	23,847	23,607
Marketing and selling	34,527	31,410	34,297	32,815	34,566	31,512	33,903	33,909
General and administrative	22,222	20,644	19,984	18,331	23,135	22,715	16,131	15,597
Amortization of intangible assets	375	373	398	480	667	660	658	663
Restructuring (recoveries) costs, net	—	—	(165)	—	2,491	688	1,918	273
Total operating expenses	80,336	74,581	76,584	74,580	85,415	78,814	76,457	74,049

Operating (loss) income	(2,688)	15,060	(2,360)	9,687	1,729	3,866	10,093	9,080

Other (expense) income, net	(1,620)	(455)	(357)	(351)	192	(363)	(247)	(258)
(Loss) income before income taxes	(4,308)	14,605	(2,717)	9,336	1,921	3,503	9,846	8,822

Provision for income taxes	761	365	622	440	792	921	669	557
Net (loss) income	$(5,069)	$14,240	$(3,339)	$8,896	$1,129	$2,582	$9,177	$8,265

(Loss) income per share – basic	$(0.13)	$0.36	$(0.09)	$0.23	$0.03	$0.07	$0.24	$0.21
(Loss) income per share – diluted	(0.13)	0.36	(0.09)	0.23	0.03	0.07	0.23	0.21

Weighted-average common shares outstanding – basic	39,234	39,133	39,119	39,099	39,080	39,075	39,040	38,977
Weighted-average common shares outstanding – diluted	39,966	39,201	39,119	39,122	39,111	39,076	39,069	39,034

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our management concluded that as of December 31, 2014 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On September 12, 2014, we filed our Annual Report on Form 10-K for the year ended December 31, 2013 after completing a complex restatement of revenue for millions of customer transactions for interim and annual periods from January 1, 2005 to September 30, 2012 (hereinafter referred to as the “Restatement Periods”) to correct errors in our historically issued financial statements. We then filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014 on September 23, 2014, October 20, 2014 and November 13, 2014, respectively. The errors in the misapplication of GAAP over revenue recognition and the other areas that necessitated a restatement of historical financial statements were indicative of several control deficiencies that were in existence, including:

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

•
Risk Assessment - We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our business practices, that could significantly impact our consolidated financial statements as well as the system of internal control over financial reporting.

•
Control Activities - We did not have control activities that were designed and operating effectively, including controls over the inputs inherent in the Company’s revenue recognition models. Control activities that were historically in place (i) did not always address relevant risks, (ii) were sometimes performed with incomplete information and (iii) were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors.

•
Information and Communications - We did not implement appropriate information technology controls related to change management and access for certain information systems that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. As a result of the material weaknesses identified, there is a possibility that the effectiveness of business process controls, which are dependent on the affected information systems or electronic data and financial reports generated from the affected information systems, may be adversely affected.

•	Monitoring Activities - We did not maintain effective monitoring of controls related to the financial close and reporting process.

Due to the limited time between (i) the completion of the restatement and related filings of the Annual Report on Form10-K for the year ended December 31, 2013 and the Quarterly Reports on Form 10-Q for the quarterly periods in 2014 and (ii) management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2014, we have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2014 were effective. Therefore, the aforementioned control deficiencies continued to exist as of December 31, 2014. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2014 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which report is included herein.

Material Weakness Discussion and Remediation

To address the material weaknesses that were noted in the Restatement Periods, we commenced initiatives in 2013 to enhance the control environment and strengthen our internal control over financial reporting and those initiatives continued in 2014. We have a new management team, including a new Chief Executive Officer who was appointed in February 2013, a new Chief Financial Officer who was appointed in April 2013 and a new Chief Accounting Officer who was appointed in October 2013. In addition, a number of new, qualified accounting and finance personnel have been hired to supplement the experience and depth of the team responsible for designing, implementing, monitoring and executing internal control over financial reporting during 2013 and 2014. In order to effect the restatement of millions of transactions over a nine-year period, a significant amount of effort was exerted by both our resources and third-party consultants. Due to the significant attention and efforts devoted to the revenue restatement project, we have not fully implemented all of the changes necessary to remediate the control deficiencies described above. Rather, management has obtained its assurance on the financial statements from substantive procedures and review processes that are outside of the normal course of the financial close and reporting processes. As noted below, we have commenced the process to implement and formalize internal controls that are necessary to fully remediate the deficiencies identified.

The management team was able to obtain a reasonable level of assurance that data and corresponding revenue recognition was accurate and complete through highly substantive complementary validation procedures. Similarly, we performed substantive validation procedures on the other financial statement balances to obtain a reasonable level of assurance on the other balances. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

While meaningful remediation efforts were initiated in 2013 and continued in 2014, we were not able to fully implement and/or test the design and the operating effectiveness of the new control procedures as of December 31, 2014 due to the significant level of effort and attention required to effect the restatement through most of 2014. This required us to conduct restatement efforts and design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

In addition we concluded that the time between implementing newly designed controls and December 31, 2014 was not sufficient to demonstrate that improvements made to the control environment, control activities, information and communication, and monitoring activities, were in fact appropriately designed and operated effectively.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•
Continuing to improve the control environment through (i) being staffed with sufficient number of personnel appropriately qualified to perform control monitoring activities, (ii) increasing the level of GAAP knowledge and experience through ongoing training and staffing adjustments, and (iii) implementing and formalizing corporate oversight of accounting judgments and estimates;

•	Implementing a formal risk assessment process;

•	Formalizing and implementing controls over the inputs inherent in our revenue recognition models;

•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;

•
Ensuring all information systems that impact revenue recognition and other financial information and disclosures have effective information technology controls, including access and change management controls; and

•	Implementing additional monitoring activities over the financial close and reporting process.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2015.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the quarter ended December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts
We have audited the internal control over financial reporting of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: an ineffective control environment, an ineffective risk assessment process, ineffective control activities, ineffective controls related to change management and access for certain information systems, and ineffective monitoring of controls over the preparation and review of the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2015

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

The remainder of the response to this item is contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in our 2015 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2015 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in our 2015 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in our 2015 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Report of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
-  Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
-  Consolidated Balance Sheets as of December 31, 2014 and 2013
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014, 2013, and 2012
-  Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
-  Notes to Consolidated Financial Statements

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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr. Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Louis Hernandez, Jr.	By:	/s/ John W. Frederick	By:	/s/ Ryan H. Murray
	Louis Hernandez, Jr. Chairman, Chief Executive Officer and President (Principal Executive Officer)		John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 16, 2015	Date:	March 16, 2015	Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Chairman of the Board of Directors	March 16, 2015

/s/ Nancy Hawthorne
Nancy Hawthorne	Lead Director	March 16, 2015

_____________________
Robert M. Bakish	Director	March 16, 2015

/s/ George H. Billings
George H. Billings	Director	March 16, 2015

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 16, 2015

/s/ Youngme E. Moon
Youngme E. Moon	Director	March 16, 2015

/s/ John H. Park
John H. Park	Director	March 16, 2015

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
3.4	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
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
			10-K	September 12, 2014	001-36254
10.5
Amendment #13 to Credit Agreement dated August 29, 2014 by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
			8-K	September 4, 2014	001-36254
10.6	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174

10.7	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.8	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.9	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.10	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	September 12, 2014	001-36254
#10.11	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.12	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.14	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.15	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.16	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.17	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.18	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.19	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.20	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.22	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.23	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.24	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.25	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.26	2014 Stock Incentive Plan	X
#10.27	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2014 Stock Incentive Plan	X
#10.28	Form of NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	X

#10.29	Form of ISO/NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	X
#10.30	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield		8-K/A	February 12, 2013	000-21174
#10.31	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton		10-Q	September 12, 2014	001-36254
#10.32	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan		10-K	March 14, 2011	000-21174
#10.33	Form of Executive Officer Employment Letter as of January 1, 2012		10-K	February 29, 2012	000-21174
#10.34	Summary of 2013 Annual Executive Incentive Program		10-K	September 12, 2014	001-36254
#10.35	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.		8-K/A	February 12, 2013	000-21174
#10.36	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick		10-Q	September 12, 2014	001-36254
#10.37	2013 Remediation Bonus Plan		8-K	July 25, 2013	000-21174
#10.38	Summary of 2014 Annual Executive Incentive Program		10-Q	September 23, 2014	001-36254
21	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**100.INS	XBRL Instance Document	X
**100.SCH	XBRL Taxonomy Extension Schema Document	X
**100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**100.DEF	XBRL Taxonomy Definition Linkbase Document	X
**100.LAB	XBRL Taxonomy Label Linkbase Document	X
**100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.