Form 10-Q
period 2015-03-31
AVID TECHNOLOGY, INC.
filed 2015-05-08
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2015 was 39,574,385.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

•
our ability to successfully consummate acquisitions, including our recently announced acquisition of Orad Hi-Tech Ltd (“Orad”), or investment transactions and successfully integrate acquired businesses into our operations;

•	anticipated benefits and synergies from and the anticipated financial impact of any acquired business (including Orad);

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to mitigate and remediate effectively the material weaknesses in our internal control over financial reporting, and the expected timing thereof;

•
our ability to complete the proposed financing contemplated under the commitment letter entered into in connection with the Orad acquisition, and the terms of such committed financing and any refinancing of our existing working capital loan;

•	the effects of potential acquisitions, including Orad, including effects on our future financial and operating results;

•	the risk of restatement of our financial statements;

•	our capital resources and the adequacy thereof;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the expected timing of recognition of revenue backlog as revenue;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	transactions in and valuations of investments and derivative instruments; and

•	fluctuations in foreign exchange and interest rates.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this report. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenues:
Products	$80,029	$94,570
Services	39,557	40,412
Total net revenues	119,586	134,982

Cost of revenues:
Products	31,797	34,994
Services	15,695	15,671
Amortization of intangible assets	—	50
Total cost of revenues	47,492	50,715
Gross profit	72,094	84,267

Operating expenses:
Research and development	23,173	22,954
Marketing and selling	28,045	32,815
General and administrative	19,387	18,331
Amortization of intangible assets	374	480
Total operating expenses	70,979	74,580

Operating income	1,115	9,687

Interest income	34	20
Interest expense	(372)	(373)
Other (expense) income, net	(385)	2
Income before income taxes	392	9,336
Provision for income taxes	561	440
Net (loss) income	$(169)	$8,896

Net (loss) income per common share – basic and diluted	$0.00	$0.23

Weighted-average common shares outstanding – basic	39,387	39,099
Weighted-average common shares outstanding – diluted	39,387	39,122

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(169)	$8,896

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,881)	393

Comprehensive (loss) income	$(6,050)	$9,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,491	$25,056
Accounts receivable, net of allowances of $9,753 and $10,692 at March 31, 2015 and December 31, 2014, respectively	51,764	54,655
Inventories	39,724	48,001
Deferred tax assets, net	316	322
Prepaid expenses	10,635	6,892
Other current assets	15,912	17,932
Total current assets	143,842	152,858
Property and equipment, net	31,241	32,136
Intangible assets, net	2,072	2,445
Long-term deferred tax assets, net	1,718	1,886
Other long-term assets	3,163	2,274
Total assets	$182,036	$191,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,436	$32,951
Accrued compensation and benefits	33,008	32,636
Accrued expenses and other current liabilities	32,484	32,353
Income taxes payable	5,381	5,480
Deferred revenues	209,214	206,608
Total current liabilities	309,523	310,028
Long-term deferred tax liabilities, net	136	136
Long-term deferred revenues	203,463	208,232
Other long-term liabilities	13,646	14,273
Total liabilities	526,768	532,669

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,048,567	1,049,969
Accumulated deficit	(1,321,967)	(1,321,798)
Treasury stock at cost	(64,261)	(68,051)
Accumulated other comprehensive loss	(7,494)	(1,613)
Total stockholders’ deficit	(344,732)	(341,070)
Total liabilities and stockholders’ deficit	$182,036	$191,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(169)	$8,896
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,051	4,914
Recovery from doubtful accounts	(206)	(108)
Stock-based compensation expense	2,461	1,262
Non-cash interest expense	—	73
Unrealized foreign currency transaction (gains) losses	(6,690)	48
Provision for deferred taxes	5	(15)
Changes in operating assets and liabilities:
Accounts receivable	3,097	(1,541)
Inventories	8,276	1,877
Prepaid expenses and other current assets	(2,510)	(2,015)
Accounts payable	(3,440)	(4,148)
Accrued expenses, compensation and benefits and other liabilities	1,627	(17,543)
Income taxes payable	267	(671)
Deferred revenues	(2,139)	(15,021)
Net cash provided by (used in) operating activities	4,630	(23,992)

Cash flows from investing activities:
Purchases of property and equipment	(2,940)	(3,515)
Proceeds from divestiture of consumer business	—	1,500
Increase in other long-term assets	(13)	(20)
Net cash used in investing activities	(2,953)	(2,035)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	719	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(793)	(108)
Proceeds from revolving credit facilities	8,000	—
Payments on revolving credit facilities	(8,000)	—
Payments for credit facility issuance costs	(582)	—
Net cash used in financing activities	(656)	(108)

Effect of exchange rate changes on cash and cash equivalents	(586)	176
Net increase (decrease) in cash and cash equivalents	435	(25,959)
Cash and cash equivalents at beginning of period	25,056	48,203
Cash and cash equivalents at end of period	$25,491	$22,244

Supplemental information:
Cash paid for income taxes, net of refunds	$279	$524
Cash paid for interest	372	300

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive (loss) income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2014 in its Annual Report on Form 10-K for the year ended December 31, 2014, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At March 31, 2015, the Company’s principal sources of liquidity included cash and cash equivalents totaling $25.5 million and available borrowings under the Company’s credit facilities, which are discussed in Note 11. Cash provided by operating activities aggregated $4.6 million for the three months ended March 31, 2015, which was attributable to significantly reduced costs associated with restatement-related activities and restructuring activities, as well as the timing of annual bonus payments.

The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company's external sources of credit under the credit facilities. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

Subsequent Events

On April 12, 2015, Avid entered into a Transaction Agreement and Plan of Merger (the “Merger Agreement”) with Orad Hi-Tec Systems Ltd., an Israeli company listed on the Frankfurt stock exchange, in which Avid agreed to acquire Orad and its subsidiaries on the terms and subject to the conditions set forth in the Merger Agreement, including Orad stockholder approval of the merger. Orad is a leading provider of state-of-the-art 3D real-time graphics, video servers and related asset management solutions. The acquisition adds key content creation and media management solutions to the Avid MediaCentral Platform.

Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each issued and outstanding share of Orad common stock will be canceled and converted into the right to receive consideration equal to EUR 5.67 in cash. This consideration represents an enterprise value of approximately $60 million.

On April 12, 2015, Avid also entered into a financing commitment letter (the “Commitment Letter”) with certain lenders, in which the lenders have agreed to provide a five-year secured term loan in an aggregate principal amount of $100 million for the purpose of financing the consideration payable under the Merger Agreement and funding the Company’s general working capital requirements. The proposed term loan would bear interest, at Avid’s option, at an annual rate equal to a reference rate plus margin of 5.25% or LIBOR plus 6.50%. The lenders’ obligations to provide funding in accordance with the Commitment Letter are subject to Avid’s compliance with customary terms and conditions precedent for such borrowing as set forth in the Commitment Letter.

For a more detailed description of the Merger Agreement and the Commitment Letter, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015.

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

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. The FASB has proposed but not yet finalized an amendment to this guidance that would defer the effective date to January 1, 2018. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

2.	NET (LOSS) INCOME PER SHARE

Net (loss) income per common share is presented for both basic (loss) income per share (“Basic EPS”) and diluted (loss) income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities and excluded from the diluted earnings per share calculations for the relevant periods because the company reported a net loss for the period the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance conditions, market conditions, or a combination of performance or market conditions.

	Three Months Ended
	March 31,
	2015	2014
Options	5,452	4,132
Non-vested restricted stock units	1,352	240
Anti-dilutive potential common shares	6,804	4,372

3.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts, which typically mature within 30 days of execution. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. The Company stopped entering short-term foreign currency forward contracts in March 2015 and had no outstanding foreign currency forward contracts at March 31, 2015. The Company had foreign currency forward contracts outstanding with aggregate notional values of $25.4 million at December 31, 2014 as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. The Company reduced its usage of short-term foreign currency spot contracts in March 2015. At March 31, 2015 and December 31, 2014, the Company had such foreign currency contracts with aggregate notional values of $0.1 million and $2.8 million, respectively. Because these contracts have not been accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at March 31, 2015	Fair Value at December 31, 2014
Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$518

The following table sets forth the net foreign exchange gains (losses) recorded as marketing and selling expenses in the Company’s statements of operations during the three months ended March 31, 2015 and 2014 that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net foreign exchange gain (loss) recorded in marketing and selling expenses	$1,306	$(908)

See Note 4, Fair Value Measurements, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At March 31, 2015 and December 31, 2014, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments, primarily insurance contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,756	$1,199	$557	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,859	$1,245	$614	$—

Financial liabilities:
Foreign currency contracts	$518	$—	$518	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$9,797	$9,942
Work in process	228	248
Finished goods	29,699	37,811
Total	$39,724	$48,001

At March 31, 2015 and December 31, 2014, finished goods inventory included $2.7 million and $4.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$51,277	$(51,277)	$—	$51,950	$(51,950)	$—
Customer relationships	48,864	(46,792)	2,072	49,216	(46,771)	2,445
Trade names	5,901	(5,901)	—	5,936	(5,936)	—
Capitalized software costs	5,028	(5,028)	—	5,043	(5,043)	—
Total	$111,070	$(108,998)	$2,072	$112,145	$(109,700)	$2,445

Amortization expense related to all intangible assets in the aggregate was $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2015 and 2014. The Company expects amortization of acquired intangible assets to be $1.1 million for the remainder of 2015 and $1.0 million in 2016.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Long-term deferred rent	$7,877	$8,236
Long-term accrued restructuring	1,200	1,334
Long-term deferred compensation	4,569	4,703
Total	$13,646	$14,273

8.	CONTINGENCIES

In March 2013 and May 2013, two purported securities class action lawsuits were filed against the Company and certain of the Company’s former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased the Company’s common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named the Company, certain of the Company’s current and former executive officers and the Company’s former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In October 2013, the Company filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. In December 2014 the Company agreed in principle to settle the case for $2.6 million, of which the Company’s insurance company would pay $2.5 million and the Company’s former auditors would pay the remainder.  The Company’s insurance carrier made the $2.5 million payment into an escrow account on January 27, 2015. The payment of the settlement amount and the finalization of this settlement is subject to a number of procedural steps, including approval by the court, which likely will not be complete until later this year. Should the settlement not become final for any reason, the matter would proceed to trial.

In June 2013, a purported stockholder of the Company filed a derivative complaint against the Company as nominal defendant and certain of the Company’s current and former directors and officers in the U.S. District Court for the District of Massachusetts. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, a monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, the Company’s board of directors (“Board”) received a demand letter from the plaintiff in the dismissed derivative suit, demanding that the Company’s Board investigate, address and commence proceedings against certain of the Company’s directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, the Company’s Board created a committee to conduct an investigation into the allegations in the demand letter. On October 29, 2014, the Company’s Board, based on the committee’s final recommendation, formally decided not to take action in response to the demand letter.

In April and May 2013, the Company received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to the Company’s disclosures regarding the Company’s accounting review and revenue transactions. The Company produced documents responsive to such requests and provided regular updates to the authorities on the Company’s accounting evaluation and intends to continue to cooperate fully with the authorities should the Company receive any further inquiries or requests. However, the Company has not received any such further inquiries or requests since briefing the authorities over 18 months ago and, although there can be no assurances, the Company believes that, based on information currently available, neither any further action in this matter nor the outcome of these inquiries will have a material adverse impact on the Company’s overall operations, financial condition or liquidity.

The Company’s industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described above, the Company is involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. The Company does not believe these matters will have a material adverse effect on the Company’s financial position or results of operations. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, the Company’s financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s results could be materially adversely affected if the Company is accused of, or found to be, infringing third parties’ intellectual property rights.

The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.

The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. At March 31, 2015, the Company recorded an asset and a liability of $2.5 million received from the Company’s insurance company related to the securities class action discussed above.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2015, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company has letters of credit totaling approximately $1.6 million that support its ongoing operations. These letters of credit have various terms and expire during 2015 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrual balance at beginning of year	$2,792	$3,501
Accruals for product warranties	502	1,270
Costs of warranty claims	(820)	(1,335)
Accrual balance at end of period	$2,474	$3,436

The total warranty accrual of $2.5 million is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet at March 31, 2015.

9.	RESTRUCTURING COSTS AND ACCRUALS

Prior Years’ Restructuring Plans

The accrual balance of prior restructuring plans was $1.9 million at March 31, 2015, mainly related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2008 and 2012. No further restructuring actions are anticipated under those plans, however, new restructuring plans may occur in the future.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2015 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2014	$58	$2,285	$2,343
Accretion	—	51	51
Cash payments	(52)	(376)	(428)
Foreign exchange impact on ending balance	—	(44)	(44)
Accrual balance at March 31, 2015	$6	$1,916	$1,922

The facilities/other-related accruals at March 31, 2015 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related accruals, $0.7 million is included in the caption “accrued expenses and other current liabilities” and $1.2 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at March 31, 2015.

10.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Video products and solutions net revenues	$47,117	$60,078
Audio products and solutions net revenues	32,912	34,492
Products and solutions net revenues	80,029	94,570
Services net revenues	39,557	40,412
Total net revenues	$119,586	$134,982

The following table sets forth the Company’s revenues by geographic region for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$45,162	$45,079
Other Americas	7,549	14,479
Europe, Middle East and Africa	49,253	55,424
Asia-Pacific	17,622	20,000
Total net revenues	$119,586	$134,982

11.	CREDIT AGREEMENT

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”), which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees (the “Credit Agreement”). The actual amount of credit available to the Borrowers varies depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions that are more specifically described in the Credit Agreement. On August 29, 2014, the Company entered into an amendment to its Credit Agreement with Wells Fargo that extended the maturity date for the credit facilities from October 1, 2014 to October 1, 2015. At or around the time of the closing of the Orad transaction and financing discussed in Note 1, the Company expects to extend the existing credit agreement or enter into a new revolving credit facility.

The amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrowers’ payment obligations may be accelerated, including guarantees and liens on substantially all of the Borrowers’ assets to secure their obligations under the Credit Agreement. The Credit Agreement prohibits the Company from declaring or paying any cash dividends. The Credit Agreement requires that Avid Technology, Inc. (“Avid Technology”) maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities. In addition, its subsidiary, Avid Technology International B.V. (“Avid Europe”), is required to maintain liquidity (comprised of unused availability under Avid Europe’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under Avid Europe’s portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the Credit Agreement are secured by a lien on substantially all the Borrower’s assets.

At March 31, 2015, Avid Technology and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.6 million and $0.5 million, respectively, and available borrowings under the credit facilities of approximately $13.7 million and $12.0 million, respectively, after taking into consideration the reserves, outstanding letters of credit and related liquidity covenant. The Company had no outstanding borrowings under the Credit Agreement at March 31, 2015.

12.	STOCK-BASED COMPENSATION

Information with respect to option shares granted under all the Company’s stock incentive plans for the three months ended March 31, 2015 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	5,564,111	—	5,564,111	$11.20
Granted	—	—	—	$—
Exercised	(39,361)	—	(39,361)	$11.96
Forfeited or canceled	(73,078)	—	(73,078)	$24.00
Options outstanding at March 31, 2015	5,451,672	—	5,451,672	$11.02	4.60	$27,893
Options vested at March 31, 2015 or expected to vest			5,274,698	$11.13	4.55	$26,637
Options exercisable at March 31, 2015			3,773,237	$12.38	4.06	$16,193

Information with respect to the Company’s non-vested restricted stock units for the three months ended March 31, 2015 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2015	811,880	—	811,880	$10.01
Granted	369,597	342,697	712,294	$15.17
Vested	(171,938)	—	(171,938)	$10.31
Forfeited	—	—	—	$—
Non-vested at March 31, 2015	1,009,539	342,697	1,352,236	$12.69	1.05	$20,135
Expected to vest			1,213,944	$12.64	1.00	$18,076

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of products revenues	$95	$76
Cost of services revenues	159	77
Research and development expenses	107	127
Marketing and selling expenses	690	292
General and administrative expenses	1,410	690
	$2,461	$1,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscar statuettes and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2015 Oscar nominated films for Best Picture, Best Editing, Best Sound Editing and Best Sound Mixing. Our audio solutions were also used in all 2015 Grammy nominated recordings for Best Album of The Year, Best Record of the Year and Best Song of the Year.

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the Avid Customer Association (“ACA”) created in September 2013, is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us. As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase efficiencies and enhance our business, including by shifting a portion of our employee base to lower cost regions, such as our newly opened offices in Taiwan and the Philippines and other locations in the U.S. and elsewhere that we are planning to open.

Recent Developments

On April 12, 2015, we entered into a Transaction Agreement and Plan of Merger (the “Merger Agreement”), with Orad Hi-Tec Systems Ltd. (“Orad”), an Israeli company listed on the Frankfurt stock exchange. We have agreed to acquire Orad and its subsidiaries on the terms and subject to the conditions set forth in the Merger Agreement, including Orad stockholder approval of the merger. Orad is a leading provider of state-of-the-art 3D real-time graphics, video servers and related asset management solutions. The acquisition adds key content creation and media management solutions to the Avid MediaCentral Platform.

Pursuant to the terms of the Merger Agreement, at the effective time of the merger, each issued and outstanding share of Orad common stock will be canceled and converted into the right to receive consideration equal to EUR 5.67 in cash. This consideration represents an enterprise value of approximately $60 million.

On April 12, 2015, we also entered into a financing commitment letter (the “Commitment Letter”) with certain lenders, in which the lenders agreed to provide a five-year secured term loan in an aggregate principal amount of $100 million for the purpose of financing the consideration payable under the Merger Agreement and funding our general working capital requirements. The proposed term loan would bear interest, at our option, at an annual rate equal to a reference rate plus margin of 5.25% or LIBOR plus 6.50%. The lenders’ obligations to provide funding in accordance with the Commitment Letter are subject to our compliance with customary terms and conditions precedent for such borrowing as set forth in the Commitment Letter.

For a more detailed description of the Merger Agreement and the Commitment Letter, see our Current Report on Form 8-K filed with the SEC on April 13, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. A discussion of our critical accounting policies may be found in our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical, nor have there been any significant changes to the policies applied or methodologies used by management to measure the critical accounting estimates.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net revenues:
Product	66.9%	70.1%
Services	33.1%	29.9%
Total net revenues	100.0%	100.0%
Cost of revenues	39.7%	37.6%
Gross margin	60.3%	62.4%
Operating expenses:
Research and development	19.4%	17.0%
Marketing and selling	23.5%	24.3%
General and administrative	16.1%	13.6%
Amortization of intangible assets	0.3%	0.3%
Total operating expenses	59.3%	55.2%
Operating income	1.0%	7.2%
Interest and other income (expense), net	(0.6)%	(0.3)%
Income before income taxes	0.4%	6.9%
Provision for income taxes	0.4%	0.3%
Net income	0.0%	6.6%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly operating results to vary. See the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Revenues for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$47,117	$(12,961)	(21.6)%	$60,078
Audio products and solutions	32,912	(1,580)	(4.6)%	34,492
Products and solutions	80,029	(14,541)	(15.4)%	94,570
Services	39,557	(855)	(2.1)%	40,412
Total net revenues	$119,586	$(15,396)	(11.4)%	$134,982

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
United States	38%	33%
Other Americas	6%	11%
Europe, Middle East and Africa	41%	41%
Asia-Pacific	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $13 million, or 21.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease for the three months ended March 31, 2015 was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. Revenues for the three months ended March 31, 2014 were also higher due to increased demand attributable to the 2014 Winter Olympics and 2014 FIFA World Cup events.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $1.6 million, or 4.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in audio revenues was primarily due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $0.9 million, or 2.1%, for the three months ended March 31, 2015. The decrease in services revenues was the result of the timing of recognition of professional services revenues, which is largely dependent upon the timing of large professional services agreements, as well as the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$31,797	$(3,197)	(9.1)%	$34,994
Services	15,695	24	0.2%	15,671
Amortization of intangible assets	—	(50)	(100.0)%	50
Total cost of revenues	$47,492	$(3,223)	(6.4)%	$50,715

Gross profit	$72,094	$(12,173)	(14.4)%	$84,267

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Our total gross margin percentage for the three months ended March 31, 2015 decreased to 60.3% from 62.4% for the same period in 2014. The decrease in gross margin was attributable to (i) lower absorption of fixed overhead costs due to lower revenues and (ii) the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages is, therefore, negatively impacted as these revenues decline.

Gross Margin % for the Three Months Ended March 31, 2015 and 2014
	2015 Gross Margin %	Increase (Decrease) in Gross Margin %	2014 Gross Margin %
Products	60.3%	(2.7)%	63.0%
Services	60.3%	(0.9)%	61.2%
Total	60.3%	(2.1)%	62.4%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development	$23,173	$219	1.0%	$22,954
Marketing and selling	28,045	(4,770)	(14.5)%	32,815
General and administrative	19,387	1,056	5.8%	18,331
Amortization of intangible assets	374	(106)	(22.1)%	480
Total operating expenses	$70,979	$(3,601)	(4.8)%	$74,580

Operating income	$1,115	$(8,572)	(88.5)%	$9,687

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses increased $0.2 million, or 1.0%, for the three months ended March 31, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Personnel-related	$(1,209)	(8.7)%
Consulting and outside services	590	17.1%
Computer hardware and supplies	590	64.0%
Facilities and information technology	243	6.2%
Other	5	0.7%
Total research and development expenses increase	$219	1.0%

The decrease in personnel-related expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of the stronger dollar which helped lower costs of our foreign employees. The increase in consulting and outside services and computer hardware and supplies expenses, compared to 2014, was primarily the result of the timing of certain development projects in 2015 as we develop new products and solutions consistent with our Avid Everywhere strategic vision.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling costs expenses decreased $4.8 million, or 14.5%, for the three months ended March 31, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Foreign exchange (gains) losses	$(2,215)	(243.7)%
Personnel-related	(1,121)	(5.8)%
Facilities and information technology	(1,043)	(16.2)%
Consulting and outside services	(231)	(18.1)%
Other	(160)	(3.4)%
Total marketing and selling expenses decrease	$(4,770)	(14.5)%

The decrease in personnel-related expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of the stronger dollar which helped lower costs of our foreign employees. The decrease in facilities and information technology expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of less facilities and information technology overhead usage. During the three months ended March 31, 2015, net foreign exchange gains (specifically, resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.3 million, compared to losses of $0.9 million in the 2014 period. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $1.1 million, or 5.8%, for the three months ended March 31, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015 (Decrease) Increase From 2014
	$	%
Consulting and outside services	$(2,504)	(30.1)%
Acquisition-related	2,430	100.0%
Personnel-related	837	12.2%
Other	293	9.1%
Total general and administrative expenses increase	$1,056	5.8%

The decrease in consulting and outside services expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of a decrease in restatement-related costs and litigation expenses, offset by an increase in audit fees. The acquisition-related expenses during the three months ended March 31, 2015 were primarily the professional and consulting services expenses related to our proposed acquisition of Orad. The increase in personnel-related expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of an increase in stock-based compensation.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Provision	$	%	Provision
Provision for income taxes	$561	$121	27.5%	$440

Our effective tax rate, which represents our tax provision as a percentage of loss and income before tax, was 143.1% and 4.7%, respectively, for the three months ended March 31, 2015 and 2014. Our provision for income taxes and effective tax rate both increased for the three months ended March 31, 2015, compared to the same period in 2014, as a result of increased foreign profits for the three months ended March 31, 2015. During the three months ended March 31, 2014, the provision included a net discrete tax benefit of $0.3 million which was primarily comprised of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty. No benefit was provided for the loss generated in the United States due to the full valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with borrowings under our credit facilities. At March 31, 2015, our principal sources of liquidity included cash and cash equivalents totaling $25.5 million and available borrowings under our credit facilities of $25.7 million.

At March 31, 2015, our working capital was $(165.7) million, compared to $(157.2) million at December 31, 2014. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”) that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees (the “Credit Agreement”). The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions. On August 29, 2014, we entered into an amendment to our Credit Agreement that extended the maturity date from October 1, 2014 to October 1, 2015. In connection with our potential execution of a new term loan as contemplated under the Commitment Letter (as discussed below), we expect to pursue an amendment and extension of the Credit Agreement or to replace the Credit Agreement with a similar facility with a different lender.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company (“Avid Technology”), maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V. (“Avid Europe”), is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. See Note 11, Credit Agreement, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further detail on our Credit Agreement.

At March 31, 2015, we had no outstanding borrowings under our credit facilities. At March 31, 2015, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.6 million and $0.5 million, respectively, and available borrowings under the credit facilities of $13.7 million and $12.0 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

On April 12, 2015, we entered into a financing commitment letter (the “Commitment Letter”) with certain lenders, in which the lenders agreed to provide a five-year secured term loan in an aggregate principal amount of $100 million for the purpose of financing the consideration payable under the Merger Agreement and funding our general working capital requirements. The proposed term loan would bear interest, at our option, at an annual rate equal to a reference rate plus margin of 5.25% or LIBOR plus 6.50%. The lenders’ obligations to provide funding in accordance with the Commitment Letter are subject to our compliance with customary terms and conditions precedent for such borrowing as set forth in the Commitment Letter.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$4,630	$(23,992)
Net cash used in investing activities	(2,953)	(2,035)
Net cash used in financing activities	(656)	(108)
Effect of foreign currency exchange rates on cash and cash equivalents	(586)	176
Net increase (decrease) in cash and cash equivalents	$435	$(25,959)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $4.6 million for the three months ended March 31, 2015, which was attributable to significantly reduced costs associated with restatement-related activities and restructuring activities, as well as the timing of annual bonus payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2015, the net cash flow used in investing activities reflected $2.9 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2015, the net cash flow used in financing activities was primarily for the professional and consulting services related to the Commitment Letter and options to amend and extend the Credit Agreement or enter into a similar facility with a different lender.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued substantially converged final standards on revenue recognition. FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. The FASB has proposed but not yet finalized an amendment to this guidance that would defer the effective date to January 1, 2018. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. We stopped entering into short-term foreign currency forward contracts in March 2015 and had no outstanding foreign currency contracts at March 31, 2015.

We have not designated these forward contracts as hedging instruments and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the three months ended March 31, 2015 and 2014, we recorded net gains (losses) of $1.3 million and $(0.9) million, respectively, that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2015, would not have a significant impact on our financial position, results of operations or cash flows because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2015, we held $25.5 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. We maintain revolving credit facilities that allow us to borrow up to $60 million. At March 31, 2015, we had no outstanding borrowings under our credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit facilities would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our management concluded that as of March 31, 2015 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the three months ended March 31, 2015 and we expect that they will continue throughout the remainder of 2015. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the three months ended March 31, 2015.

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

Other than the payment into an escrow account of the settlement amount for the class action discussed in Note 8, Contingencies, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 in addition to the other information included or incorporated by reference in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, except as noted below.

Closing of the Orad acquisition is subject to several conditions and if these conditions are not satisfied or waived, the acquisition will not be completed.

Completion of the Orad acquisition is subject to certain conditions contained in the Merger Agreement and we can make no assurances that the transaction will close in a timely manner or at all. Such conditions include, among others, the approval of the Merger Agreement by holders of 75% of shares of Orad represented at the shareholder meeting; the representations and warranties of Orad being true and correct at the closing subject to the terms of the Merger Agreement; and the absence of any material adverse changes affecting Orad. If the Orad acquisition is not consummated, or closing is substantially delayed for any reason, including our failure to obtain financing (as discussed in the below risk factor “We may not be able to close our committed financing for the acquisition of Orad”), our business may be materially and adversely affected as we will have incurred substantial costs and expenses and utilized considerable resources.

We may not be able to close on our committed financing for the acquisition of Orad.
Concurrently with the signing of the Merger Agreement, we entered into the Commitment Letter for a $100 million term loan with certain lenders. We intend to use a portion of the proceeds from such term loan to pay the purchase price for the Orad acquisition. However, the financing commitment of the Lenders is subject to certain conditions set forth in the Commitment Letter, including among others that we shall have entered into a working capital facility of up to $60 million (in form and substance reasonably satisfactory to the Lenders) and have a minimum availability under such credit facility; that we meet a pro forma leverage ratio taking into account the initial funding of the term loan and the closing of the merger; the absence of certain defaults or events of a material adverse effect to us; and the making of customary specified representations and warranties regarding Avid and Orad. We can provide no assurance that the Lenders will ultimately provide the financing contemplated by the Commitment Letter. If the necessary financing is not available pursuant to the Commitment Letter, we intend to seek alternative sources of financing for the merger. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. Our obligation to complete the transactions contemplated by the Merger Agreement is not subject to a financing contingency. Accordingly, if debt financing is not available in sufficient amounts at a time when we are obligated to complete the transactions under the Merger Agreement, we could be in breach of our obligations under the Merger Agreement and could be liable for significant damages which could have a material adverse effect on our business and financial condition.

We currently expect to take on significant debt to finance the acquisition of Orad, and such increased debt levels could adversely affect our business, cash flow and results of operations.
In connection with the acquisition of Orad, pursuant to the Commitment Letter, we expect to enter into a financing agreement providing for $100 million additional indebtedness. As a result, following the acquisition, we will have indebtedness that is substantially greater than our indebtedness prior to the acquisition. This higher level of indebtedness may:

•
require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments, and use for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions, including increases in interest rates when borrowings bear interest at variable rates or when such indebtedness is being refinanced;

•	limit our ability to obtain additional financing; and

•
limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flow from operations, combined with any additional borrowings available to us, will be obtainable in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt.

Restrictions in our current and future credit agreement may limit our activities.
Our current credit agreement for our revolving credit facilities contains, and we expect that our term loan will contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability to make investments, incur additional indebtedness, issue equity and create liens. We are also required to meet a specified liquidity-based financial covenant under the terms of the Credit Agreement. We expect that similar covenants will be included in our term loan and any new credit facilities we may enter into on or prior to the expiration of our current revolving facility on October 1, 2015. Failure to comply with any of these restrictions or covenants may result in an event of default under our current or future credit facilities, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the Credit Agreement. In addition, our borrowings under the revolving credit facility are secured by first priority liens on substantially all of our U.S. assets and we expect that with the new term loan our assets will be subject to first and second liens under the revolving credit facility and term loan.

We may not realize the growth opportunities and cost synergies that are anticipated from our acquisition of Orad.

The benefits we expect to achieve as a result of our acquisition of Orad will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Orad's business, operations, products and personnel with ours. Even if we are able to integrate Orad's business with ours successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all because of other challenges and risks such as, among others:

•	failure to eliminate duplicative costs;

•	challenges in combining product offerings and operating in markets in which we may not have significant experience;

•	distraction of management’s attention from regular business operations;

•	difficulty in assimilating the operations, products and personnel of the acquired company;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures with respect to the acquired business;

•	impairment of relationships with customers and/or suppliers;

•	possibility of incurring impairment losses related to goodwill and intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

If we are unsuccessful in meeting any of these challenges, our business and financial or operational results could be adversely affected. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Orad's business. Benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could prevent revenue opportunities from being realized. Moreover, Orad is an Israeli company with substantial operations in Poland, which would subject us to further risk with respect to our international operations as discussed in the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: May 7, 2015	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1	Summary of Avid Technology, Inc.’s 2015 Executive Bonus Plan	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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