Form 10-Q
period 2015-06-30
AVID TECHNOLOGY, INC.
filed 2015-08-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of August 7, 2015 was 39,222,974.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Forward-looking statements may involve subjects relating to the following:

•	our ability to develop, market and sell new products and services;

•	our ability to successfully implement our Avid Everywhere strategic plan and other strategic initiatives, including our cost saving strategies;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	our ability to achieve our goal of expanding our market positions;

•	the anticipated performance of our products;

•	our business strategies and market positioning;

•
our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses including the acquisition of Orad Hi-Tech Ltd (“Orad”), into our operations;

•	our anticipated benefits and synergies from and the anticipated financial impact of any acquired business (including Orad);

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to mitigate and remediate effectively the material weaknesses in our internal control over financial reporting, and the expected timing thereof;

•	our capital resources and the adequacy thereof;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020.

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	the risk of restatement of our financial statements; and

•	fluctuations in foreign exchange and interest rates.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and of this Form 10-Q. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Products	$76,150	$87,315	$156,179	$181,885
Services	33,617	37,329	73,174	77,741
Total net revenues	109,767	124,644	229,353	259,626

Cost of revenues:
Products	28,363	35,097	60,160	70,091
Services	14,943	15,323	30,638	30,994
Amortization of intangible assets	163	—	163	50
Total cost of revenues	43,469	50,420	90,961	101,135
Gross profit	66,298	74,224	138,392	158,491

Operating expenses:
Research and development	23,310	22,070	46,483	45,024
Marketing and selling	32,811	34,297	60,856	67,112
General and administrative	17,425	19,984	36,812	38,315
Amortization of intangible assets	408	398	782	878
Restructuring costs (recoveries), net	539	(165)	539	(165)
Total operating expenses	74,493	76,584	145,472	151,164

Operating (loss) income	(8,195)	(2,360)	(7,080)	7,327

Interest income	5	50	39	70
Interest expense	(920)	(415)	(1,292)	(788)
Other (expense) income, net	(524)	8	(909)	10
(Loss) income before income taxes	(9,634)	(2,717)	(9,242)	6,619
(Benefit from) provision for income taxes	(5,550)	622	(4,989)	1,062
Net (loss) income	$(4,084)	$(3,339)	$(4,253)	$5,557

Net (loss) income per common share – basic and diluted	$(0.10)	$(0.09)	$(0.11)	$0.14

Weighted-average common shares outstanding – basic	39,635	39,119	39,512	39,109
Weighted-average common shares outstanding – diluted	39,635	39,119	39,512	39,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(4,084)	$(3,339)	$(4,253)	$5,557

Other comprehensive (loss) income:
Foreign currency translation adjustments	2,213	743	(3,668)	1,136

Comprehensive (loss) income	$(1,871)	$(2,596)	$(7,921)	$6,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,647	$25,056
Accounts receivable, net of allowances of $9,290 and $10,692 at June 30, 2015 and December 31, 2014, respectively	54,929	54,655
Inventories	43,872	48,001
Deferred tax assets, net	399	322
Prepaid expenses	9,467	6,892
Other current assets	14,542	17,932
Total current assets	157,856	152,858
Property and equipment, net	33,328	32,136
Intangible assets, net	38,701	2,445
Goodwill	33,905	—
Long-term deferred tax assets, net	4,441	1,886
Other long-term assets	7,998	2,274
Total assets	$276,229	$191,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,684	$32,951
Accrued compensation and benefits	24,666	32,636
Accrued expenses and other current liabilities	38,047	32,353
Income taxes payable	2,756	5,480
Deferred tax liabilities, net	402	—
Deferred revenues	204,495	206,608
Total current liabilities	305,050	310,028
Long-term debt	93,497	—
Long-term deferred tax liabilities, net	10,078	136
Long-term deferred revenues	188,304	208,232
Other long-term liabilities	17,396	14,273
Total liabilities	614,325	532,669

Contingencies (Note 9)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,057,027	1,049,969
Accumulated deficit	(1,326,051)	(1,321,798)
Treasury stock at cost	(64,214)	(68,051)
Accumulated other comprehensive loss	(5,281)	(1,613)
Total stockholders’ deficit	(338,096)	(341,070)
Total liabilities and stockholders’ deficit	$276,229	$191,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4,253)	$5,557
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,014	9,352
Recovery from doubtful accounts	(205)	(158)
Stock-based compensation expense	5,344	3,398
Non-cash interest expense	207	147
Unrealized foreign currency transaction gains	(4,043)	(317)
Deferred tax benefit	(6,514)	(16)
Changes in operating assets and liabilities:
Accounts receivable	8,935	7,668
Inventories	8,940	5,424
Prepaid expenses and other current assets	784	833
Accounts payable	347	(5,666)
Accrued expenses, compensation and benefits and other liabilities	(17,362)	(14,842)
Income taxes payable	770	(583)
Deferred revenues	(27,178)	(36,879)
Net cash used in operating activities	(26,214)	(26,082)

Cash flows from investing activities:
Purchases of property and equipment	(6,742)	(6,391)
Payments for business and technology acquisitions, net of cash acquired	(65,967)	—
Proceeds from divestiture of consumer business	—	1,500
(Increase) decrease in other long-term assets	(850)	11
Increase in restricted cash	(2,330)	—
Net cash used in investing activities	(75,889)	(4,880)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	121,150	—
Cash paid for capped call transaction	(10,125)	—
Proceeds from the issuance of common stock under employee stock plans	2,804	1
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,299)	(141)
Proceeds from revolving credit facilities	29,500	11,500
Payments on revolving credit facilities	(29,500)	(6,500)
Payments for credit facility issuance costs	(505)	—
Net cash provided by financing activities	112,025	4,860

Effect of exchange rate changes on cash and cash equivalents	(331)	948
Net increase (decrease) in cash and cash equivalents	9,591	(25,154)
Cash and cash equivalents at beginning of period	25,056	48,203
Cash and cash equivalents at end of period	$34,647	$23,049

Supplemental information:
Cash paid for income taxes, net of refunds	$877	$1,294
Cash paid for interest	981	641
Non-cash financing activities:
Issuance costs for long-term debt	$581	$—
Issuance costs for credit facility	634	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

Cash used in operating activities aggregated $26.2 million for the six months ended June 30, 2015, which was primarily attributable to the annual bonus payments and acquisition-related professional and consulting services. The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”) pursuant to the terms of an indenture. The net proceeds from the offering were $120.6 million after deducting the initial purchasers’ discount and the estimated offering expenses. Of the net proceeds of this offering, the Company used $10.1 million to enter into a capped call derivative transaction with a third party (the “Capped Call”), which is described further in Note 12, Long-term Debt and Credit Agreement, and $66.0 million to fund the acquisition of Orad Hi-Tech Systems Ltd. (“Orad”) on June 23, 2015 (see Note 3, Acquisition). On June 22, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) that allows the Company to borrow up to a maximum of $35.0 million. The Company may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations, the proceeds from the Notes and available borrowings under the Credit Facility. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

On June 8, 2015, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $9.0 million of common stock from time to time until September 6, 2015. The terms of the stock repurchase plan do not permit the Company to repurchase shares of common stock directly from directors or officers of the Company. Upon the repurchase of any shares of the Company’s common stock, such shares are held as treasury stock of the Company. The Company entered into a stock repurchase agreement, which authorized a third party financial institution to repurchase shares of the Company’s common stock, on the Company’s behalf, on the open market in an aggregate amount not to exceed $8.0 million. The Company repurchased 480,601 shares for $6.6 million during June 2015 and had $1.4 million available for additional stock repurchases as of June 30, 2015. The Company completed the stock repurchase in July 2015. In aggregate 586,825 shares have been repurchased under the plan. At June 30, 2015, the Company had not settled the payment of these purchases and $6.6 million was included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

Recent Accounting Pronouncements to be Adopted

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, and early adoption as of January 1, 2017 is permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the Accounting Standards Update (“ASU”).  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods because the company reported a net loss for the period, the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s officers that vest based on performance conditions, market conditions, or a combination of performance or market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2015 and for the six months ended June 30, 2014.

	June 30, 2015	June 30, 2014
Options	5,227	4,677
Non-vested restricted stock units	951	98
Anti-dilutive potential common shares	6,178	4,775

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. In connection with the offering of the Notes, the Company entered into the Capped Call (see Note 12, Long-Term Debt and Credit Agreement). The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. The Company will use the treasury stock method in computing the Diluted EPS impact of the Notes. The Capped Call will not be reflected in Diluted EPS as it will always be anti-dilutive.

3.	ACQUISITION

On June 23, 2015, the Company completed its acquisition of Orad Hi-Tech Systems Ltd. (“Orad”), an Israeli company listed on the Frankfurt Stock Exchange. Each issued and outstanding share of Orad common stock was canceled and converted into the right to receive consideration equal to €5.67 in cash, representing total consideration paid of $66.0 million based on the exchange rate on the date of closing, net of estimated cash acquired. As a result of the acquisition, the Company incurred merger and integration cost of approximately $4.3 million, which was recorded as general and administrative expenses in the Company’s statement of operations. Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds content creation and media management solutions to the Avid MediaCentral Platform.

The following table summarizes the preliminary purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company is continuing to collect information, refine preliminary valuations with additional information, and evaluate the fair value of the assets and liabilities acquired, and related tax effects. As a result, adjustments to the values presented below may be made over the next several quarters.

Cash	$7,477
Accounts receivable, net	9,004
Inventories	4,810
Other current assets	1,092
Property and equipment	1,338
Identifiable intangible assets	37,200
Long-term deferred tax assets, net	2,636
Other assets	3,457
Goodwill	33,905
Total assets acquired	100,919

Accounts payable	(1,395)
Accrued expenses and other current liabilities	(7,045)
Deferred revenue and deposits	(5,154)
Long-term deferred tax liabilities, net	(9,942)
Other long-term liabilities	(3,939)
Total liabilities assumed	(27,475)
Net assets acquired	$73,444

The purchase price allocation resulted in goodwill of approximately $33.9 million, which is primarily not deductible for tax purposes. The goodwill is attributable to expected synergies from combining the operations of Orad with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Weighted Average Life (Years)	Amount
Core and completed technology	4	$31,200
Customer relationships	4	5,800
Trade name	1	200
Total		$37,200

The estimated fair value of intangible assets was determined using the excess earnings method for technology, replacement cost method for customer relationships and relief from royalty method for trade name.

Pro Forma Financial Information for Acquisition of Orad (in thousands except per share data, unaudited)

The results of operations of Orad have been included in the results of operations of the Company since June 23, 2015, the date of acquisition. As the acquisition was completed on June 23, 2015, the results of operations for Orad that are included in the Company’s consolidated statements of operations from the date of acquisition were not significant for the three and six month periods ended June 30, 2015. The following unaudited pro forma financial information presents the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 as if the acquisition of Orad had occurred at the beginning of 2014. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2014, or of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands, except per share data)
	2015	2014	2015	2014
Net revenues	115,862	134,845	245,805	279,130

Net (loss) income	(10,083)	(4,901)	(11,915)	2,299

Net (loss) income per share:
Basic and Diluted	(0.25)	(0.13)	(0.30)	0.06

4.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts, which typically mature within 30 days of execution. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. The Company had no outstanding foreign currency forward contracts at June 30, 2015. The Company had foreign currency forward contracts outstanding with an aggregate notional value of $25.4 million at December 31, 2014 as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. The Company had no outstanding short-term foreign currency spot contracts at June 30, 2015. The Company had foreign currency contracts outstanding with an aggregate notional value of $2.8 million at December 31, 2014. Because these contracts are not accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The Company also assumed from Orad outstanding foreign currency spot contracts and call and put options to hedge cash flow risks associated with foreign exchange rates. The aggregate notional value of the outstanding contracts and options was $11.3 million at June 30, 2015.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at June 30, 2015	Fair Value at December 31, 2014
Financial assets:
Foreign currency contracts	Other current assets	$100	$—

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$50	$518

The following table sets forth the net foreign exchange gains (losses) recorded as marketing and selling expenses in the Company’s statements of operations during the three and six months ended June 30, 2015 and 2014 that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net foreign exchange gain (loss) recorded in marketing and selling expenses	$(735)	$(342)	$571	$(1,250)

See Note 5, Fair Value Measurements, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, and insurance contracts held in deferred compensation plans. At June 30, 2015 and December 31, 2014, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments, primarily insurance contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets (1)	$4,809	$1,161	$3,648	$—
Foreign currency contracts	100	—	100	—

Financial liabilities:
Foreign currency contracts	$50	$—	$50	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,859	$1,245	$614	$—

Financial liabilities:
Foreign currency contracts	$518	$—	$518	$—

(1) Deferred compensation assets at June 30, 2015 included $3.1 million of funds that Orad invested in insurance contracts for the post-employment benefits that Orad employees earned.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. For the Company’s $125.0 million aggregate principal amount of the Notes, the fair value of the liability component, $96.7 million, is based on the discounted cash flow method with the concluded yield of 7.66%. The fair value of the Company’s Notes at June 30, 2015, as issued with the conversion feature recorded in equity, is approximately $113.3 million based on open market trading activity which constitutes a Level 2 input in the fair value hierarchy. See Note 12, Long Term Debt and Credit Agreement, for additional information.

6.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$10,614	$9,942
Work in process	1,263	248
Finished goods	31,995	37,811
Total	$43,872	$48,001

The total inventories balance as of June 30, 2015 included $4.7 million of Orad inventories. At June 30, 2015 and December 31, 2014, finished goods inventory included $3.5 million and $4.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

7.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$82,679	$(51,642)	$31,037	$51,950	$(51,950)	$—
Customer relationships	54,776	(47,312)	7,464	49,216	(46,771)	2,445
Trade names	6,112	(5,912)	200	5,936	(5,936)	—
Capitalized software costs	5,033	(5,033)	—	5,043	(5,043)	—
Total	$148,600	$(109,899)	$38,701	$112,145	$(109,700)	$2,445

Amortization expense related to all intangible assets in the aggregate was $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2015 and 2014 and $1.0 million and $1.0 million, respectively, for the six months ended June 30, 2015 and June 30, 2014. The Company expects amortization of acquired intangible assets to be $5.5 million for the remainder of 2015, $10.3 million in 2016, $9.3 million in 2017, $9.3 million in 2018, and $4.4 million in 2019.

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Long-term deferred rent	$7,521	$8,236
Long-term accrued restructuring	1,158	1,334
Long-term deferred compensation	8,717	4,703
Total	$17,396	$14,273

9.	CONTINGENCIES

In March 2013 and May 2013, two purported securities class action lawsuits were filed against the Company and certain of the Company’s former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased the Company’s common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named the

Company, certain of the Company’s current and former executive officers and the Company’s former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In October 2013, the Company filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. On December 31, 2014, the parties reached an agreement to settle the case. The agreement called for Avid to cause payment of $2.5 million in respect of the settlement. This payment was placed in escrow on or about January 27, 2015 by the Company’s insurance carrier. The settlement was approved and the case was dismissed on May 12, 2015.

In April and May 2013, the Company received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to the Company’s disclosures regarding the Company’s accounting review and revenue transactions. The Company produced documents responsive to such requests and provided regular updates to the authorities on the Company’s accounting evaluation and intends to continue to cooperate fully with the authorities should the Company receive any further inquiries or requests. However, the Company has not received any such further inquiries or requests since last briefing the authorities in 2014, and although there can be no assurances, the Company believes that, based on information currently available, neither any further action in this matter nor the outcome of these inquiries will have a material adverse impact on the Company’s operations, financial condition or liquidity.

The Company’s industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described above, the Company is involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. The Company does not believe these matters will have a material adverse effect on the Company’s financial position or results of operations. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, the Company’s financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See the risk factors discussed in Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s results could be materially adversely affected if the Company is accused of, or found to be, infringing third parties’ intellectual property rights.

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

At June 30, 2015 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no other provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

Additionally, the Company provides indemnification to certain customers for losses incurred in connection with intellectual property infringement claims brought by third parties with respect to the Company’s products.  These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement, and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited.  To date, the Company has not incurred material costs related to these indemnification provisions; accordingly, the Company believes the estimated fair value of these indemnification provisions is immaterial. Further, certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations; however, the Company has not recorded any related material penalties to date.

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2015, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020. Also, the Company has letters of credit totaling approximately $1.1 million that support its ongoing operations. These letters of credit have various terms and expire during 2015 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements. In connection with the Credit Facility disclosed in Note 12, Long Term Debt and Credit Agreement, the lenders underwriting these letters of credit required the Company to place $2.3 million in a restricted cash account. The cash will be returned to the Company in Q3 2015.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Accrual balance at beginning of year	$2,792	$3,501
Accruals for product warranties	1,409	2,778
Costs of warranty claims	(1,727)	(2,738)
Accrual balance at end of period	$2,474	$3,541

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

10.	RESTRUCTURING COSTS AND ACCRUALS

In June 2015, the Company recorded $0.5 million of restructuring costs revision resulting from an update to the sublease assumption related to the Company’s Mountain View, California facility that was partially abandoned in 2012.

The accrual balance of prior restructuring plans was $2.2 million at June 30, 2015, mainly related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008. No further restructuring actions are anticipated under those plans, however, new restructuring plans may occur in the future.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2015 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2014	$58	$2,285	$2,343
Revisions of estimated liabilities	—	539	539
Accretion	—	107	107
Cash payments	(58)	(678)	(736)
Foreign exchange impact on ending balance	—	(48)	(48)
Accrual balance at June 30, 2015	$—	$2,205	$2,205

The facilities/other-related accruals at June 30, 2015 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related accruals, $1.0 million is included in the caption “accrued expenses and other current liabilities” and $1.2 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at June 30, 2015.

11.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Video products and solutions net revenues	$42,830	$55,496	$89,947	$115,574
Audio products and solutions net revenues	33,320	31,819	66,232	66,311
Products and solutions net revenues	76,150	87,315	156,179	181,885
Services net revenues	33,617	37,329	73,174	77,741
Total net revenues	$109,767	$124,644	$229,353	$259,626

The following table sets forth the Company’s revenues by geographic region for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$41,917	$44,653	$87,079	$89,732
Other Americas	6,623	10,131	14,172	24,610
Europe, Middle East and Africa	47,000	54,098	96,253	109,522
Asia-Pacific	14,227	15,762	31,849	35,762
Total net revenues	$109,767	$124,644	$229,353	$259,626

12.	LONG TERM DEBT AND CREDIT AGREEMENT

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The net proceeds from the offering were $120.6 million after deducting the initial purchasers’ discount and the estimated offering expenses.

The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. Additional interest may be payable upon the occurrence of certain event of default relating to the Company’s failure to deliver certain documents or reports to the Trustee, the Company’s failure to timely file any document or report required pursuant to Section 13 or 15(d) of the Exchange Act or if the Notes are not freely tradeable as of one year after the last date of original issuance of the Notes. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. Prior to December 15, 2019, the Notes are convertible only in the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On or after December 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The Company may not redeem the Notes prior to their maturity, which means that the Company is not required to redeem or retire the Notes periodically.

The Notes are senior unsecured obligations. Upon the occurrence of certain specified fundamental changes, the holders may require the Company to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was is 7.66%. The Company recorded $0.2 million debt discount accretion as interest expenses in the Company’s statement of operations for the three months ended June 30, 2015.

In connection with the issuance of the Notes, the Company recorded an income tax benefit of $6.5 million as a discrete item for the three and six month periods ended June 30, 2015 as a result of the creation of a deferred tax liability associated with the portion of the Notes that was classified as equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability also necessitated the release of a valuation allowance against deferred tax assets in an equal amount which, under GAAP, is required to be reflected as an income tax benefit in the current period due to the Company having generated taxable losses in the US for the six months ended June 30, 2015.  To the extent the Company generates positive taxable income for the twelve months ended December 31, 2015, some or all of the $6.5 million benefit would have to be reversed in the third or fourth quarter of 2015.  In addition, there are significant judgments inherent in assessing the deductibility of certain offering costs incurred in connection with the offering of the Notes and changes in those judgments could result in additional income tax benefit being recorded in future quarters.

The Company incurred transaction costs of $4.4 million relating to the issuance of the Notes. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, prospectively, which requires that debt issuance costs be classified as a reduction in the carrying value of the debt. In accounting for these costs, the Company allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $3.4 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method. The transaction costs allocated to the equity component of approximately $1.0 million were recorded as a decrease in additional paid-in capital.

The net carrying amount of the liability component of the Notes consists of the following:

June 30, 2015
(in thousands)
Principal amount of notes	$125,000
Original debt discount due to:
Allocation of proceeds to equity	(28,298)
Allocation of issuance costs to debt	(3,412)
Accumulated accretion	207
Net carrying value	$93,497

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, the Company entered into a capped call transaction with a third party (the “Capped Call”). The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. If, upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the Capped Call, the counterparty will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. The Company paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

Credit Facility

On June 22, 2015, the Company entered into a credit agreement with various lenders (the “Lenders”) and KeyBank National Association, as administrative agent. Pursuant to the credit agreement, the Lenders agreed to provide a revolving credit facility (the “Credit Facility”) that allows the Company to borrow up to a maximum of $35.0 million outstanding at any time. The Company may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions. The Credit Facility terminates, and all outstanding loans become due and payable, on December 15, 2019. Prior to the maturity of the Credit Facility, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Facility, reborrowed in whole or in part without penalty. As of June 30, 2015, there were no amounts outstanding under the Credit Facility.

Interest accrues on outstanding borrowings under the Credit Facility at a rate of a Eurodollar Rate (as defined in the Credit Facility) plus 2.00% or a Base Rate (as defined in the Credit Facility) plus 1.00%, at the option of the Company. The Company must also pay to the Lenders, on a quarterly basis, an unused line fee at a rate of 0.25% per annum on an amount equal to (1) the average lending commitments under the Credit Facility during the immediately preceding quarter less (2) the average daily amount of the outstanding borrowings plus the undrawn amount of any outstanding letters of credit under the Credit Facility during the immediately preceding quarter. During the term of the Credit Facility, the Company is entitled to reduce the maximum amounts of the Lenders’ commitments, subject to the payment of certain fees based on the amount of any reduction.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. The Credit Facility requires the Company to comply with a leverage ratio and interest coverage ratio and also contains customary representations and warranties, covenants, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated.

Concurrently with the entry into the Credit Facility, on June 22, 2015, the Company terminated its credit agreement dated October 1, 2010.

13.	STOCKHOLDERS’ EQUITY

Stock Repurchases

On June 8, 2015, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015 using a portion of the proceeds of the offering of the Notes. Share repurchases under the plan may be made through the open market, established plans or otherwise in accordance with all applicable securities laws, rules, and regulations. The stock repurchase plan does not permit the Company to repurchase any shares of common stock directly from directors or officers of the Company. Upon the repurchase of any shares of common stock, such shares are held as treasury stock of the Company. The Company entered into a stock repurchase agreement, which authorized a third party financial institution to repurchase shares of the Company’s common stock, on the Company’s behalf, on the open market in an aggregate amount not to exceed $8.0 million. The Company repurchased 480,601 shares for $6.6 million during June 2015 and had $1.4 million available for additional stock repurchases as of June 30, 2015. The Company completed the stock repurchase in July 2015. In aggregate 586,825 shares have been repurchased under the plan. At June 30, 2015, the Company had not settled the payment of these purchases and $6.6 million was included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the six months ended June 30, 2015 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	5,564,111	—	5,564,111	$11.20
Granted	—	—	—	$—
Exercised	(196,486)	—	(196,486)	$11.64
Forfeited or canceled	(140,762)	—	(140,762)	$17.98
Options outstanding at June 30, 2015	5,226,863	—	5,226,863	$11.00	4.39	$20,155
Options vested at June 30, 2015 or expected to vest			5,099,932	$11.08	4.35	$19,443
Options exercisable at June 30, 2015			3,815,010	$12.17	3.92	$12,375

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2015 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2015	811,880	—	811,880	$10.01
Granted	374,195	347,295	721,490	$15.19
Vested	(333,012)	—	(333,012)	$10.18
Forfeited	(210,272)	(38,625)	(248,897)	$11.62
Non-vested at June 30, 2015	642,791	308,670	951,461	$13.46	0.93	$12,683
Expected to vest			864,317	$13.44	0.89	$11,521

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of products revenues	$40	$65	$135	$141
Cost of services revenues	175	98	334	175
Research and development expenses	46	113	152	240
Marketing and selling expenses	683	642	1,373	934
General and administrative expenses	1,938	1,218	3,350	1,908
	$2,882	$2,136	$5,344	$3,398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2015 Oscar nominated films for Best Picture, Best Editing, Best Sound Editing and Best Sound Mixing. Our audio solutions were also used in all 2015 Grammy nominated recordings for Best Album of The Year, Best Record of the Year and Best Song of the Year.

Operations Overview

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association (“ACA”). Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA created in September 2013, is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us.

Another key strategic initiative is our transition to a subscription or recurring revenue based model. In 2014 we began offering subscription based licensing options of some of our products and solutions.  These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase efficiencies and enhance our business, including by rationalizing our facilities and shifting a portion of our employee base to lower cost regions, such as our newly opened offices in Taiwan, the Philippines and Boca Raton, Florida and elsewhere that we are planning to open.

Recent Developments

On June 23, 2015, we completed the acquisition of Orad Hi-Tech Systems Ltd. (“Orad”), an Israeli company. The purchase price for Orad was $66.0 million based on the exchange rate on the date of closing, net of estimated cash acquired. Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds content creation and media management solutions to the Avid MediaCentral Platform.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020 (the “Notes”). The net proceeds from the offering were $120.6 million after deducting the initial purchasers’ discount and the estimated offering expenses. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date.

In connection with the offering of the Notes, on June 9, 2015, we entered into a capped call derivative transaction with a third party (the “Capped Call”). The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. The Capped Call expires on June 15, 2020. We paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

On June 22, 2015, we entered into a credit agreement with various lenders (the “Lenders”) and KeyBank National Association, as administrative agent. Pursuant to the credit agreement, the Lenders agreed to provide a revolving credit facility (the “Credit Facility”) that allows us to borrow up to a maximum of $35.0 million outstanding at any time. We may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions, potentially increasing the Credit Facility to up to $50.0 million. The Credit Facility terminates, and all outstanding loans become due and payable, on December 15, 2019. Prior to the maturity of the Credit Facility, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Facility, reborrowed in whole or in part without penalty. As of June 30, 2015, we had no amounts outstanding under the Credit Facility.

Concurrently with the entry into the Credit Facility, on June 22, 2015, we terminated our existing credit agreement dated October 1, 2010.

On June 8, 2015, our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015 using a portion of the proceeds of the offering of the Notes. We entered into a stock repurchase agreement, which authorized a third party financial institution to repurchase shares of our common stock, on our behalf, on the open market in an aggregate amount not to exceed $8.0 million. We repurchased 480,601 shares for $6.6 million during June 2015 and had $1.4 million available for additional stock repurchases as of June 30, 2015. We completed the stock repurchase in July 2015. In aggregate 586,825 shares have been repurchased under the plan. The repurchased shares are held as our treasury stock.

For a more detailed description of the acquisition of Orad, the Notes, the Credit Facility, and the stock repurchase plan, see Note 3, Acquisitions, Note 12, Long Term Debt and Credit Agreement, and Note 13, Stockholders’ Equity, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. A discussion of our critical accounting policies may be found in our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical, nor have there been any significant changes to the policies applied or methodologies used by management to measure the critical accounting estimates.

Revenue Recognition

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”), for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the course of the last 12 months, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for the Media Composer, Pro Tools and Sibelius product lines. On Media Composer 8.0 in particular, which was released in May 2014, management has (i) clearly communicated a policy of no longer providing any Software Updates to customers that are not covered under a paid support plan and (ii) implemented robust digital rights management tools to enforce the policy. While the Company’s intent is clear and meaningful actions have been taken to enforce the policy, management does not believe the Company has yet demonstrated adherence to this policy for a sufficient period of time to overcome the presumption that Implied Maintenance Release PCS continues to exist. If management concluded that Implied Maintenance Release PCS on Media Composer 8.0 had ended as of June 30, 2015, revenue and net income for the three and six month periods ended June 30, 2015 would have increased by approximately $10.6 million, reflecting the recognition of orders received over the last 12 months that would have qualified for upfront recognition using the residual method of accounting. Management will continue to evaluate the judgment of whether or not Implied Maintenance Release PCS exists on each product line and version. If and when management concludes the presumption of Implied Maintenance Release PCS has ended for a particular product line or version in future quarters, software revenue related to orders received in prior quarters will be accelerated and prospective revenue recognition on new product orders will qualify for upfront recognition, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements. We believe it is likely that the presumption of Implied Maintenance Release PCS for Media Composer 8.0 will be overcome by the end of the year.

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. For these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) VSOE of fair value if that exists; (ii) third-party evidence of selling price (“TPE”), when VSOE does not exist; or (iii) best estimate of the selling price (“BESP”), when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. Our process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, we consider a number of data points, including:

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Product	69.4%	70.1%	68.1%	70.1%
Services	30.6%	29.9%	31.9%	29.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.6%	40.5%	39.7%	39.0%
Gross margin	60.4%	59.5%	60.3%	61.0%
Operating expenses:
Research and development	21.2%	17.7%	20.3%	17.3%
Marketing and selling	29.9%	27.5%	26.4%	25.8%
General and administrative	15.8%	16.0%	16.1%	14.8%
Amortization of intangible assets	0.4%	0.2%	0.3%	0.3%
Restructuring costs, net	0.5%	(0.1)%	0.2%	(0.1)%
Total operating expenses	67.8%	61.3%	63.3%	58.1%
Operating income	(7.4)%	(1.8)%	(3.0)%	2.9%
Interest and other income (expense), net	(1.3)%	(0.3)%	(0.9)%	(0.3)%
Income before income taxes	(8.7)%	(2.1)%	(3.9)%	2.6%
Provision for income taxes	(5.2)%	0.5%	(2.2)%	0.4%
Net income	(3.5)%	(2.6)%	(1.7)%	2.2%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly operating results to vary. See the risk factors discussed in Item 1A of this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

Net Revenues for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$42,830	$(12,666)	(22.8)%	$55,496
Audio products and solutions	33,320	1,501	4.7%	31,819
Products and solutions	76,150	(11,165)	(12.8)%	87,315
Services	33,617	(3,712)	(9.9)%	37,329
Total net revenues	$109,767	$(14,877)	(11.9)%	$124,644

Net Revenues for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$89,947	$(25,627)	(22.2)%	$115,574
Audio products and solutions	66,232	(79)	(0.1)%	66,311
Products and solutions	156,179	(25,706)	(14.1)%	181,885
Services	73,174	(4,567)	(5.9)%	77,741
Total net revenues	$229,353	$(30,273)	(11.7)%	$259,626

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	38%	36%	38%	35%
Other Americas	6%	8%	6%	9%
Europe, Middle East and Africa	43%	43%	42%	42%
Asia-Pacific	13%	13%	14%	14%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $12.7 million, or 22.8%, for the three months ended June 30, 2015, and decreased $25.6 million, or 22.2%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decrease for the three and six months ended June 30, 2015 was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. Also contributing to the decline in revenue is the impact of new product offerings that are scheduled to ship in the third and fourth quarter of 2015, which has had the impact of decreasing demand for the legacy versions of those products in the first half of 2015. Revenues for the three and six months ended June 30, 2014 were also higher due to increased demand attributable to the 2014 Winter Olympics and 2014 FIFA World Cup events.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues increased $1.5 million, or 4.7%, for the three months ended June 30, 2015, and decreased $0.1 million, or 0.1%, for the six months ended June 30, 2015, compared to the same periods in 2014. The changes in audio revenues were primarily due to the timing of order execution and fulfillment.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $3.7 million, or 9.9%, for the three months ended June 30, 2015, and decreased $4.6 million, or 5.9%, for the six months ended June 30, 2015, compared to the same periods in 2014. The decrease in services revenues was the result of the timing of recognition of professional services revenues, which is largely dependent upon the timing of large professional services agreements, as well as the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$28,363	$(6,734)	(19.2)%	$35,097
Services	14,943	(380)	(2.5)%	15,323
Amortization of intangible assets	163	163	—%	—
Total cost of revenues	$43,469	$(6,951)	(13.8)%	$50,420

Gross profit	$66,298	$(7,926)	(10.7)%	$74,224

Costs of Revenues for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$60,160	$(9,931)	(14.2)%	$70,091
Services	30,638	(356)	(1.1)%	30,994
Amortization of intangible assets	163	113	226.0%	50
Total cost of revenues	$90,961	$(10,174)	(10.1)%	$101,135

Gross profit	$138,392	$(20,099)	(12.7)%	$158,491

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. Our total gross margin percentage for the three months ended June 30, 2015 slightly increased to 60.4% from 59.5% for the same period in 2014. Our total gross margin percentage for the six months ended June 30, 2015 slightly decreased to 60.3% from 61.0% for the same period in 2014. The slight fluctuation in gross margin was attributable to lower absorption of fixed overhead costs due to lower revenues, which was offset by our cost reduction initiatives.

Gross Margin % for the Three Months Ended June 30, 2015 and 2014
	2015 Gross Margin %	Increase (Decrease) in Gross Margin %	2014 Gross Margin %
Products	62.8%	3.0%	59.8%
Services	55.5%	(3.5)%	59.0%
Total	60.4%	0.9%	59.5%

Gross Margin % for the Six Months Ended June 30, 2015 and 2014
	2015 Gross Margin %	Increase (Decrease) in Gross Margin %	2014 Gross Margin %
Products	61.5%	—%	61.5%
Services	58.1%	(2.0)%	60.1%
Total	60.3%	(0.7)%	61.0%

Operating Expenses and Operating (Loss) Income

Operating Expenses and Operating (Loss) Income for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development	$23,310	$1,240	5.6%	$22,070
Marketing and selling	32,811	(1,486)	(4.3)%	34,297
General and administrative	17,425	(2,559)	(12.8)%	19,984
Amortization of intangible assets	408	10	2.5%	398
Restructuring costs, net	539	704	(426.7)%	(165)
Total operating expenses	$74,493	$(2,091)	(2.7)%	$76,584

Operating loss	$(8,195)	$(5,835)	247.2%	$(2,360)

Operating Expenses and Operating (Loss) Income for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development	$46,483	$1,459	3.2%	$45,024
Marketing and selling	60,856	(6,256)	(9.3)%	67,112
General and administrative	36,812	(1,503)	(3.9)%	38,315
Amortization of intangible assets	782	(96)	(10.9)%	878
Restructuring costs, net	539	704	(426.7)%	(165)
Total operating expenses	$145,472	$(5,692)	(3.8)%	$151,164

Operating (loss) income	$(7,080)	$(14,407)	(196.6)%	$7,327

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses increased $1.2 million, or 5.6%, for the three months ended June 30, 2015, compared to the same period in 2014, and increased $1.5 million, or 3.2%, for the six months ended June 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Consulting and outside services	$705	18.5%
Computer hardware and supplies	446	47.7%
Facilities and information technology	106	2.7%
Personnel-related	(53)	(0.4)%
Other	36	5.4%
Total research and development expenses increase	$1,240	5.6%

Change in R&D Expenses for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Personnel-related	$(1,262)	(4.7)%
Consulting and outside services	1,238	16.8%
Computer hardware and supplies	1,036	55.8%
Facilities and information technology	288	3.7%
Other	159	11.8%
Total research and development expenses increase	$1,459	3.2%

The increase in consulting and outside services and computer hardware and supplies expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to the timing of certain development projects in 2015 as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The decrease in personnel-related expenses for the six months ended June 30, 2015, compared to the same period in 2014, was primarily the result of the stronger dollar which helped lower the personnel-related expenses of our foreign employees.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling costs expenses decreased $1.5 million, or 4.3%, for the three months ended June 30, 2015, compared to the same period in 2014, and decreased $6.3 million, or 9.3%, for the six months ended June 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Facilities and information technology	$(1,204)	(16.9)%
Foreign exchange (gains) losses	393	115.1%
Consulting and outside services	(306)	(3.8)%
Personnel-related	(23)	(0.1)%
Other	(346)	(13.2)%
Total marketing and selling expenses decrease	$(1,486)	(4.3)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Facilities and information technology	$(2,570)	(17.5)%
Foreign exchange (gains) losses	(1,821)	(145.7)%
Personnel-related	(1,161)	(1.8)%
Consulting and outside services	(614)	(6.6)%
Other	(90)	(0.9)%
Total marketing and selling expenses decrease	$(6,256)	(9.3)%

The decrease in facilities and information technology expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily the result of less usage of facilities and information technology in the 2015 periods. The decrease in personnel-related expenses for the six months ended June 30, 2015, compared to the same period in 2014, was primarily the result of the stronger dollar which helped lower the personnel-related expenses of our foreign employees. The decrease in consulting and outside services expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to our cost reduction initiatives. During the three months ended June 30, 2015, net foreign exchange losses (specifically, resulting from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $0.7 million, compared to losses of $0.3 million in the 2014 period. During the six months ended June 30, 2015, net foreign exchange gains were $0.6 million, compared to losses of $1.3 million in the 2014 period. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $2.6 million, or 12.8%, for the three months ended June 30, 2015, compared to the same period in 2014, and decreased $1.5 million, or 3.9%, for the six months ended June 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 (Decrease) Increase From 2014
	$	%
Consulting and outside services	$(6,917)	(71.2)%
Acquisition-related	4,312	100.0%
Personnel-related	(91)	(1.3)%
Other	137	(4.0)%
Total general and administrative expenses decrease	$(2,559)	(12.8)%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015 (Decrease) Increase From 2014
	$	%
Consulting and outside services	$(9,081)	(50.6)%
Acquisition-related	6,693	100.0%
Personnel-related	450	3.3%
Other	435	6.6%
Total general and administrative expenses decrease	$(1,503)	(3.9)%

The decrease in consulting and outside services expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily the result of a decrease in restatement-related costs and litigation expenses. The acquisition-related expenses during the three and six months ended June 30, 2015 were primarily the professional and consulting services expenses related to the acquisition of Orad. The increase in personnel-related expenses for the six months ended June 30, 2015, compared to the same period in 2014, was primarily the result of an increase in stock-based compensation.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Provision	$	%	Provision
Provision for income taxes	$(5,550)	$(6,172)	(992.3)%	$622

Provision for Income Taxes for the Six Months Ended June 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Provision	$	%	Provision
Provision for income taxes	$(4,989)	$(6,051)	(569.8)%	$1,062

Our effective tax rate, which represents our tax provision as a percentage of loss and income before tax, was 54.0% and 16.0%, respectively, for the six months ended June 30, 2015 and 2014. Our provision for income taxes and effective tax rate both decreased for the six months ended June 30, 2015, compared to the same period in 2014 primarily due to a benefit of $6.5 million that was recorded as a discrete item for the three and six months ended June 30, 2015 resulting from the creation of a deferred tax liability associated with the portion of the convertible note offering that was classified as equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the convertible notes, the creation of the deferred tax liability also necessitated the release of a valuation allowance against deferred tax assets in an equal amount which, under GAAP, is required to be reflected as an income tax benefit in the current period due to the Company having generated taxable losses in the US for the six months ended June 30, 2015.  To the extent the Company generates positive taxable income for the twelve months ended December 31, 2015, some or all of the $6.5 million benefit would have to be reversed in the third or fourth quarter of 2015.  In addition, there are significant judgments inherent in assessing the deductibility of certain offering costs incurred in connection with the convertible notes offering and changes in those judgments could result in additional income tax benefit being recorded in future quarters.

The $6.5 million benefit was partially offset by increased foreign profits and a discrete tax charge of $0.3 million for a French audit assessment reduced by a $0.1 million benefit for the reversal of a previously accrued Canadian withholding tax assessment. During the six months ended June 30, 2014, the provision included a benefit of $0.3 million which was primarily comprised of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with borrowings under our credit facilities. On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes. The net proceeds from the offering were $120.6 million after deducting the initial purchasers’ discount and the estimated offering expenses. Of the net proceeds of this offering, we used $10.1 million to enter into the Capped Call, $66.0 million to fund the acquisition of Orad, and $8.0 million to repurchase shares of our common stock. We plan to use the remaining proceeds to fund our general working capital requirements.

On June 22, 2015, we entered into a credit agreement with various lenders (the “Lenders”) and KeyBank National Association, as administrative agent. Pursuant to the credit agreement, the Lenders agreed to provide the Credit Facility that allows us to borrow up to a maximum of $35.0 million outstanding at any time. We may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions, potentially increasing the Credit Facility to up to $50.0 million. As of June 30, 2015, we had no amounts outstanding under the Credit Facility.

At June 30, 2015, our principal sources of liquidity included cash and cash equivalents totaling $34.6 million and available borrowings under our credit facilities of $35.0 million. At June 30, 2015, our working capital was $(147.2) million, compared to $(157.2) million at December 31, 2014. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded on our balance sheet, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(26,214)	$(26,082)
Net cash used in investing activities	(75,889)	(4,880)
Net cash provided by financing activities	112,025	4,860
Effect of foreign currency exchange rates on cash and cash equivalents	(331)	948
Net increase (decrease) in cash and cash equivalents	$9,591	$(25,154)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $26.2 million for the six months ended June 30, 2015, which was primarily attributable to the annual bonus payments and the professional and consulting services expenses related to the acquisition of Orad.

Cash Flows from Investing Activities

For the six months ended June 30, 2015, the net cash flow used in investing activities reflected $66.0 million used for our acquisition of Orad, and $6.7 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2015, the net cash flow provided by financing activities reflected $121.2 million net proceeds from our Notes, $10.1 million paid for the Capped Call, and $0.5 million issuance costs paid for the Credit Facility. The cash payments for the shares of treasury stock we repurchased were settled at the beginning of July 2015 and did not impact cash at June 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, and early adoption as of January 1, 2017 is permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  We have not yet selected a transition method and are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. We had no outstanding foreign currency contracts at June 30, 2015. We assumed from Orad outstanding foreign currency spot contracts and call and put options to hedge cash flow risks associated with foreign exchange rates. The aggregate notional value of the outstanding contracts and options was $11.3 million at June 30, 2015.

We have not designated these forward contracts as hedging instruments and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the six months ended June 30, 2015 and 2014, we recorded net gains (losses) of $0.6 million and $(1.3) million, respectively, that resulted from from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2015, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We maintain revolving credit facilities that allow us to borrow up to $35.0 million. At June 30, 2015, we had no outstanding borrowings under our credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit facilities would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. In accounting for the Notes at issuance, we separated the Notes into debt and equity component according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The market value and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our chief executive officer and the chief financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our management concluded that as of June 30, 2015 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the six months ended June 30, 2015 and we expect that they will continue throughout the remainder of 2015. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the six months ended June 30, 2015.

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

Other than the final settlement and dismissal of the securities class action lawsuit discussed in Note 9, Contingencies, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described herein and in Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 in addition to the other information included in this Form 10-Q and in our Form 10-K before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Other than as set forth below, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks related to our 2.00% convertible senior notes due 2019

The use of cash to satisfy our conversion obligation under the Notes may adversely affect our liquidity, and we may not have the ability to raise the funds necessary to settle conversions in cash or to repurchase the Notes upon a fundamental change. The agreements governing our other indebtedness may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

On June 15, 2015, we completed an offering of $125.0 million aggregate principal amount of the Notes. The Notes may be converted into shares of our common stock, at the election of the holder, if certain conditions are met, including, among other things, the last reported sale price of the common stock being greater than or equal to 130% of the conversion price of the notes (initially $21.94 per share) for at least 20 trading days within a period of 30 consecutive trading days. In the event the conditional conversion feature of the Notes is triggered and one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation by paying cash or by delivering shares of our common stock. Further, holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change, which generally means a merger, sale of all or substantially all of our assets, or other similar change of control transaction. To the extent we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash. The use of cash to settle our conversion obligation could adversely affect our liquidity. Further, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or to make cash payments in respect of Notes being converted. The Credit Facility requires that we meet certain conditions, including having available liquidity (as defined in the Credit Facility) of at least $20 million and satisfying a leverage ratio test, to settle the conversion of our Notes in cash.

The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.

Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Our failure to repurchase Notes or pay any cash upon conversion of the Notes would constitute a default under the indenture governing the Notes, and could cause defaults under our other or future indebtedness.

Our failure to repurchase Notes or pay any cash upon conversion of the Notes as required by the indenture governing the Notes would constitute a default under the indenture. This kind of default under the indenture would also constitute a default under the Credit Facility, and it could constitute a default under agreements governing our future indebtedness. If the repayment of the indebtedness under the Credit Facility, or any other indebtedness, were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The capped call transaction may affect the trading price of our common stock.

In connection with the offering of the Notes, we entered into the Capped Call. The primary purpose of the Capped Call was to reduce potential dilution to our common stock and/or offset any cash payments we may be required to make in excess of the principal amount, in each case, upon any conversion of Notes. In order to establish a hedge of the Capped Call, the Counterparty may have entered into various derivative transactions with respect to our common stock, and it may modify its hedge positions from time to time by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities in secondary market transactions prior to the maturity of the Notes. The Counterparty is likely to undertake these activities during, and potentially prior to, any observation period related to a conversion of the Notes. These activities could cause or avoid an increase or a decrease in the market price of our common stock.

Risks related to our liquidity and financial performance

Restrictions in the Credit Facility may limit our activities.

On June 22, 2015, we entered into the Credit Facility. The Credit Facility contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including, among other things, limitations on our ability to make investments, incur additional indebtedness, issue equity, sell assets, pay dividends and make other restricted payments, and create liens. We are also required to comply on an ongoing basis with certain financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio, and an annual limit on the amount of our capital expenditures. Failure to comply with any of these restrictions or covenants may result in an event of default under the Credit Facility, which could permit acceleration of the outstanding indebtedness under the Credit Facility and require us to repay such indebtedness before its scheduled due date. Certain events of default under the Credit Facility may also give rise to a default under the Notes or other future indebtedness. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Facility.

Our debt levels increased significantly as a result of our issuance of the Notes, and our substantial indebtedness could adversely affect our business, cash flow and results of operations.

Our indebtedness increased by $125 million as a result of our issuance of the Notes. This increased level of indebtedness may:

•
require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments and use for general corporate purposes;

•
increase our vulnerability to general adverse economic conditions, including increases in interest rates with respect to borrowings under our Credit Facility that bear interest at variable rates or when our indebtedness is being refinanced;

•	limit our ability to obtain additional financing; and

•
limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Risks related to our business and industry

Certain of our enterprise offerings have long and complex sales cycles.

With our transition to leveraging the Avid MediaCentral platform in our sales process, we have experienced an elongation of the sales process for some of our enterprise offerings. The longevity and complexity in these sales cycles is due to a number of factors, including:

•
the need for our sales representatives to educate customers about the uses and benefits of our products and services, including technical capabilities, security features, potential cost savings and return on investment, which are made available in large-scale deployments,;

•	the desire of large and medium size organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures;

•	the negotiation of large, complex, enterprise-wide contracts, as often required by our and our customers' business and legal representatives;

•	the need for our customers to obtain requisition approvals from various decision makers within their organizations; and

•	customer budget constraints, economic conditions and unplanned administrative delays.

We spend substantial time and money on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue. Additionally, our enterprise sales pattern has historically been uneven, where a higher percentage of a quarter's total sales occur during the final weeks of each quarter, which is common in our industry.  Our long sales cycle for these products makes it difficult to predict when a given sales cycle will close.

Subscription offerings create risks related to the timing of revenue recognition.

We sell certain of our products based on a subscription model. Although the subscription model is designed to increase the number of customers who purchase our products and services on a recurring basis and create a more predictable revenue stream, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.  We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline

We sell Pro Tools, Media Composer and Sibelius on a subscription basis pursuant to service agreements that are generally month-to-month or one year in length, and intend to expand our subscription offerings to other products as well. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, for the same number of seats/licenses or for the same duration of time, if at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot be assured that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline.  Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

Risks related to our acquisition of Orad

We may not realize the growth opportunities and cost synergies that are anticipated from our acquisition of Orad.

The benefits we expect to achieve from our acquisition of Orad will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Orad's business, operations, products and personnel with ours. Even if we are able to integrate Orad's business with ours successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all because of costs incurred or delays in integrating the companies and other challenges and risks such as, among others:

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

If we are not successful in meeting these challenges, our business, financial and operational results could be materially adversely affected.

Orad is an Israeli company with substantial operations in Poland, which would subject us to further risk with respect to our international operations.

Orad is an Israeli company with substantial operations in Poland, which would subject us to further risk with respect to our international operations as discussed in the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our repurchases of our common stock for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 8, 2015 - June 30, 2015	480,601	$13.72	480,601	$1,408,343
Total	480,601		480,601

(1) On June 8, 2015, our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015 using a portion of the proceeds of the offering of the Notes. Share repurchases under the plan may be made through the open market, established plans or otherwise in accordance with all applicable securities laws, rules, and regulations. Upon the repurchase of any shares of our common stock, such shares are held as our treasury stock. We entered into a stock repurchase agreement, which authorized a third party financial institution to repurchase shares of our common stock, on our behalf, on the open market in an aggregate amount not to exceed $8.0 million. We repurchased 480,601 shares for $6.6 million during June 2015 and had $1.4 million available for additional stock repurchases as of June 30, 2015. We completed the stock repurchase in July 2015. In aggregate 586,825 shares have been repurchased under the plan. At June 30, 2015, We had not settled the payment of these purchases and $6.6 million was included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

ITEM 6.	EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 10, 2015	By:	/s/ John W. Frederick
		Name:	John W. Frederick
		Title:	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
2.1	Agreement and Plan of Merger, dated as of April 12, 2015, by and among Orad Hi-Tech Solutions Ltd., Avid Technology, Inc., and Messinio Ltd*		8-K	April 13, 2015	001-36254
4.1	Indenture, dated as of June 15, 2015, between Avid Technology, Inc. and Wells Fargo Bank, National Association (including the form of 2.00% Convertible Senior Note due 2020)		8-K	June 15, 2015	001-36254
4.2	Form of Note (included in Exhibit 4.1)		8-K	June 15, 2015	001-36254
10.1	Form of Voting and Support Agreement between Avid Technology, Inc. and certain shareholders of Orad Hi-Tech Solutions Ltd.		8-K	April 13, 2015	001-36254
10.2	Commitment Letter, dated April 12, 2015, by and between Avid Technology, Inc. and the Lenders specified therein		8-K	April 13, 2015	001-36254
10.3
Base capped call transaction confirmation, dated as of June 9, 2015, by and between Jefferies International Limited and Avid Technology, Inc., in reference to the 2.00% Convertible Senior Notes due 2020
			8-K	June 15, 2015	001-36254
10.4	Amendment No. 14 to Credit Agreement between Avid Technology, Inc. and Wells Fargo Capital Finance, LLC	X
10.5	Credit Agreement among Avid Technology, Inc., the Lenders named herein and KeyBank National Association dated June 22, 2015		8-K	June 23, 2015	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X

*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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