Form 10-Q
period 2015-09-30
AVID TECHNOLOGY, INC.
filed 2015-11-06
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of November 4, 2015 was 39,504,028.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and of this Form 10-Q. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Products	$88,945	$105,330	$245,124	$287,215
Services	48,491	37,099	121,665	114,840
Total net revenues	137,436	142,429	366,789	402,055

Cost of revenues:
Products	32,256	37,807	92,416	107,898
Services	15,416	14,981	46,054	45,975
Amortization of intangible assets	1,950	—	2,113	50
Total cost of revenues	49,622	52,788	140,583	153,923
Gross profit	87,814	89,641	226,206	248,132

Operating expenses:
Research and development	25,225	22,154	71,708	67,178
Marketing and selling	31,564	31,410	92,420	98,522
General and administrative	15,834	20,644	52,646	58,959
Amortization of intangible assets	786	373	1,568	1,251
Restructuring costs (recoveries), net	—	—	539	(165)
Total operating expenses	73,409	74,581	218,881	225,745

Operating income	14,405	15,060	7,325	22,387

Interest income	4	1	43	71
Interest expense	(2,473)	(458)	(3,765)	(1,246)
Other (expense) income, net	(50)	2	(959)	12
Income before income taxes	11,886	14,605	2,644	21,224
Provision for (benefit from) income taxes	768	365	(4,221)	1,427
Net income	$11,118	$14,240	$6,865	$19,797

Net income per common share – basic and diluted	$0.28	$0.36	$0.17	$0.51

Weighted-average common shares outstanding – basic	39,231	39,133	39,417	39,117
Weighted-average common shares outstanding – diluted	39,750	39,201	40,727	39,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$11,118	$14,240	$6,865	$19,797

Other comprehensive income:
Foreign currency translation adjustments	(1,735)	(5,232)	(5,403)	(4,096)

Comprehensive income	$9,383	$9,008	$1,462	$15,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,980	$25,056
Accounts receivable, net of allowances of $9,257 and $10,692 at September 30, 2015 and December 31, 2014, respectively	56,995	54,655
Inventories	48,784	48,001
Deferred tax assets, net	310	322
Prepaid expenses	8,448	6,892
Other current assets	12,954	17,932
Total current assets	149,471	152,858
Property and equipment, net	34,777	32,136
Intangible assets, net	35,966	2,445
Goodwill	33,905	—
Long-term deferred tax assets, net	2,044	1,886
Other long-term assets	8,013	2,274
Total assets	$264,176	$191,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,232	$32,951
Accrued compensation and benefits	23,362	32,636
Accrued expenses and other current liabilities	32,228	32,353
Income taxes payable	3,176	5,480
Short-term debt	10,000	—
Deferred tax liabilities, net	316	—
Deferred revenues	199,572	206,608
Total current liabilities	307,886	310,028
Long-term debt	94,605	—
Long-term deferred tax liabilities, net	7,687	136
Long-term deferred revenues	164,935	208,232
Other long-term liabilities	16,674	14,273
Total liabilities	591,787	532,669

Contingencies (Note 9)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,058,330	1,049,969
Accumulated deficit	(1,314,933)	(1,321,798)
Treasury stock at cost	(64,415)	(68,051)
Accumulated other comprehensive loss	(7,016)	(1,613)
Total stockholders’ deficit	(327,611)	(341,070)
Total liabilities and stockholders’ deficit	$264,176	$191,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,865	$19,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,936	13,721
Recovery from doubtful accounts	(175)	(177)
Stock-based compensation expense	7,731	2,718
Non-cash interest expense	1,544	220
Unrealized foreign currency transaction gains	(5,098)	(494)
Deferred tax benefit	(6,504)	(6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,844	931
Inventories	4,028	6,145
Prepaid expenses and other current assets	1,772	646
Accounts payable	4,932	585
Accrued expenses, compensation and benefits and other liabilities	(17,764)	(14,842)
Income taxes payable	1,268	(603)
Deferred revenues	(55,466)	(49,471)
Net cash used in operating activities	(36,087)	(20,830)

Cash flows from investing activities:
Purchases of property and equipment	(11,110)	(11,660)
Payments for business and technology acquisitions, net of cash acquired	(65,967)	—
Proceeds from divestiture of consumer business	—	1,500
(Increase) decrease in other long-term assets	(575)	51
Increase in restricted cash	(1,047)	—
Net cash used in investing activities	(78,699)	(10,109)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	120,401	—
Payments for repurchase of common stock	(7,999)	—
Cash paid for capped call transaction	(10,125)	—
Proceeds from the issuance of common stock under employee stock plans	3,113	1
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,442)	(318)
Proceeds from revolving credit facilities	49,500	20,500
Payments on revolving credit facilities	(39,500)	(12,500)
Payments for credit facility issuance costs	(1,193)	—
Net cash provided by financing activities	112,755	7,683

Effect of exchange rate changes on cash and cash equivalents	(1,045)	(2,471)
Net decrease in cash and cash equivalents	(3,076)	(25,727)
Cash and cash equivalents at beginning of period	25,056	48,203
Cash and cash equivalents at end of period	$21,980	$22,476

Supplemental information:
Cash paid for income taxes, net of refunds	$1,538	$2,002
Cash paid for interest	1,492	1,026
Non-cash financing activities:
Issuance costs for long-term debt	$130	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

Cash used in operating activities aggregated $36.1 million for the nine months ended September 30, 2015. The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. On June 22, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) that allows the Company to borrow up to a maximum of $35.0 million. The Company may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions. As of September 30, 2015, the Company had $10.0 million in outstanding borrowings under the Credit Facility. The cash and cash equivalents totaling $22.0 million and available borrowings under the Credit Facility of $22.9 million provide the Company with $44.9 million in total liquidity as of September 30, 2015. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and available borrowings under the Credit Facility. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months, as well as for the foreseeable future.

Significant Accounting Policies - Revenue Recognition
General

The Company commences revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Generally, the products the Company sells do not require significant production, modification or customization. Installation of the Company’s products is generally routine, consists of implementation and configuration and does not have to be performed by the Company.

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, the Company also assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, the Company’s collection experience in similar transactions without making concessions, and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, the Company evaluates whether the Company has sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company was to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of the Company’s products, there has been an ongoing practice of Avid making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”), for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the course of the last 18 months, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for the Media Composer, Pro Tools and Sibelius product lines. On Media Composer 8.0 in particular, which was released in May 2014, management has (i) clearly communicated a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implemented robust digital rights management tools to enforce the policy. With the new policy and technology for Media Composer 8.0 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the third quarter of 2015 that Implied Maintenance Release PCS for Media Composer 8.0 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended, revenue and net income for the three and nine months ended September 30, 2015 increased by approximately $13.0 million, reflecting the recognition of orders received over the last 18 months that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $2.5 million of revenue during the three and nine months ended September 30, 2015.  Management will continue to evaluate the judgment of whether Implied Maintenance Release PCS exists on each product line and version. If and when management concludes Implied Maintenance Release PCS no longer exists for other product lines or versions in future quarters, software revenue related to orders affected will be accelerated and prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements.

The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. For these multiple-element arrangements, the Company allocates revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, the Company first determines the selling price of each deliverable based on (i) VSOE of fair value if that exists; (ii) third-party evidence of selling price (“TPE”), when VSOE does not exist; or (iii) best estimate of the selling price (“BESP”), when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. The Company’s process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, the Company considers a number of data points, including:

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

In determining a BESP for Implied Maintenance Release PCS, which the Company does not sell separately, the Company considers (i) the service period for the Implied Maintenance Release PCS, (ii) the differential in value of the Implied Maintenance Release PCS deliverable compared to a full support contract, (iii) the likely list price that would have resulted from the Company’s established pricing practices had the deliverable been offered separately, and (iv) the prices a customer would likely be willing to pay.

The Company estimates the service period of Implied Maintenance Release PCS based on the length of time the product version purchased by the customer is planned to be supported with Software Updates. If facts and circumstances indicate that the original service period of Implied Maintenance Release PCS for a product has changed significantly after original revenue recognition has commenced, the Company will modify the remaining estimated service period accordingly and recognize the then-remaining deferred revenue balance over the revised service period.

The Company has established VSOE of fair value for all professional services and training and for some of the Company’s support offerings. The Company’s policy for establishing VSOE of fair value consists of evaluating standalone sales, where available, to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

In accordance with ASU No. 2009-14, the Company excludes from the scope of software revenue recognition requirements the Company’s sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to the Company’s adoption of ASU No. 2009-14, the Company primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of the Company’s adoption of ASU No. 2009-14 on January 1, 2011, a majority of the Company’s products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because the Company had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, the Company determines a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss has been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally 12 months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from 1 to 8 years.

Revenue Recognition of Software Deliverables

The Company recognizes the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because the Company does not have VSOE of the fair value of its software products, the Company is permitted to account for its typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. The Company is unable to use the residual method to recognize revenues for many arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in a majority of the Company’s arrangements.

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

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. The amendments in this update become effective for the Company on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company acquired Orad Hi-Tech Systems Ltd. (“Orad”). on June 23, 2015 and is in the process of obtaining additional information and recognizing adjustments to the provisional amounts. The Company has adopted the guidance to simplify its reporting for the current year and has disclosed the nature and amount of any measurement period adjustments recognized during the reporting period in accordance with the guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

2.	NET INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s employees that vest based on performance conditions, market conditions, or a combination of performance or market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	1,847	4,705	1,023	5,902
Non-vested restricted stock units	415	54	231	83
Anti-dilutive potential common shares	2,262	4,759	1,254	5,985

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note 12, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the Diluted EPS impact of the Notes. The Notes are convertible into shares but the Company’s stock price was less than the conversion price at September 30, 2015. The Capped Call is not reflected in Diluted EPS as it will always be anti-dilutive.

3.	ACQUISITION

On June 23, 2015, the Company completed its acquisition of Orad, an Israeli company previously listed on the Frankfurt Stock Exchange. Each issued and outstanding share of Orad common stock was canceled and converted into the right to receive consideration equal to €5.67 in cash, representing total consideration paid of $66.0 million based on the exchange rate on the date of closing, net of estimated cash acquired. As a result of the acquisition, the Company incurred merger and integration cost of

$5.6 million, which was recorded as general and administrative expenses in the Company’s statement of operations. Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds applications to Avid’s Studio Suite which the Company intends to connect to the Avid MediaCentral Platform.

The following table summarizes the preliminary purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands). During the three months ended September 30, 2015, the Company offset the deferred tax assets and liabilities, and presented a net amount within each tax jurisdiction. The Company is continuing to collect information, refine preliminary valuations with additional information, and evaluate the fair value of the assets and liabilities acquired, and related tax effects. As a result, adjustments to the values presented below may be made over the next several quarters.

Cash	$7,477
Accounts receivable, net	9,004
Inventories	4,810
Other current assets	1,092
Property and equipment	1,338
Identifiable intangible assets	37,200
Other assets	3,457
Goodwill	33,905
Total assets acquired	98,283

Accounts payable	(1,395)
Accrued expenses and other current liabilities	(7,045)
Deferred revenue and deposits	(5,154)
Deferred tax liabilities, net	(7,306)
Other long-term liabilities	(3,939)
Total liabilities assumed	(24,839)
Net assets acquired	$73,444

The preliminary purchase price allocation resulted in goodwill of $33.9 million, which is not deductible for tax purposes. The goodwill is attributable to expected synergies from combining the operations of Orad with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

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

Pro Forma Financial Information for Acquisition of Orad (in thousands except per share data, unaudited)

The results of operations of Orad have been included in the results of operations of the Company since June 23, 2015, the date of acquisition. The following unaudited pro forma financial information presents the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 as if the acquisition of Orad had occurred at the beginning of 2014. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2014, or of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	137,436	152,881	382,041	432,011

Net income (loss)	11,118	12,728	(541)	15,117

Net income (loss) per share:
Basic	0.28	0.33	(0.01)	0.39
Diluted	0.28	0.32	(0.01)	0.39

4.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts, which typically mature within 30 days of execution. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. The Company had no outstanding foreign currency forward contracts at September 30, 2015. The Company had foreign currency forward contracts outstanding with an aggregate notional value of $25.4 million at December 31, 2014 as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. The Company had no outstanding short-term foreign currency spot contracts at September 30, 2015. The Company had foreign currency contracts outstanding with an aggregate notional value of $2.8 million at December 31, 2014. Because these contracts are not accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The Company also assumed from Orad outstanding foreign currency spot contracts and call and put options to hedge cash flow risks associated with foreign exchange rates. The aggregate notional value of the outstanding contracts and options was $5.8 million at September 30, 2015.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at September 30, 2015	Fair Value at December 31, 2014
Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$42	$518

The following table sets forth the net foreign exchange gains (losses) recorded as marketing and selling expenses in the Company’s statements of operations during the three and nine months ended September 30, 2015 and 2014 that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net foreign exchange gain (loss) recorded in marketing and selling expenses	$(75)	$30	$497	$(1,220)

See Note 5, Fair Value Measurements, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, and insurance contracts held in deferred compensation plans. At September 30, 2015 and December 31, 2014, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments, primarily insurance contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets (1)	$4,623	$1,089	$3,534	$—

Financial liabilities:
Foreign currency contracts	$42	$—	$42	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,859	$1,245	$614	$—

Financial liabilities:
Foreign currency contracts	$518	$—	$518	$—

(1) Deferred compensation assets at September 30, 2015 included $2.9 million of funds that Orad invested in insurance contracts for the post-employment benefits that Orad employees earned.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. The fair value of the Notes at September 30, 2015 is approximately $87.8 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy. See Note 12, Long Term Debt and Credit Agreement, for additional information.

6.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$10,171	$9,942
Work in process	1,302	248
Finished goods	37,311	37,811
Total	$48,784	$48,001

At September 30, 2015 and December 31, 2014, finished goods inventory included $4.4 million and $4.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

7.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$82,506	$(53,418)	$29,088	$51,950	$(51,950)	$—
Customer relationships	54,739	(48,007)	6,732	49,216	(46,771)	2,445
Trade names	6,107	(5,961)	146	5,936	(5,936)	—
Capitalized software costs	5,033	(5,033)	—	5,043	(5,043)	—
Total	$148,385	$(112,419)	$35,966	$112,145	$(109,700)	$2,445

Amortization expense related to all intangible assets in the aggregate was $2.7 million and $0.4 million, respectively, for the three months ended September 30, 2015 and 2014 and $3.7 million and $1.4 million, respectively, for the nine months ended September 30, 2015 and September 30, 2014. The Company expects amortization of acquired intangible assets to be $2.7 million for the remainder of 2015, $10.3 million in 2016, $9.3 million in 2017, $9.3 million in 2018, and $4.4 million in 2019.

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Long-term deferred rent	$7,139	$8,236
Long-term accrued restructuring	901	1,334
Long-term deferred compensation	8,634	4,703
Total	$16,674	$14,273

9.	CONTINGENCIES

In March 2013 and May 2013, two purported securities class action lawsuits were filed against the Company and certain of the Company’s former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased the Company’s common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named the Company, certain of the Company’s current and former executive officers and the Company’s former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. In October 2013, the Company filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. On December 31, 2014, the parties reached an agreement to settle the case. The agreement called for Avid to cause payment of $2.5 million in respect of the settlement. The settlement was approved and the case was dismissed on May 12, 2015.

In April and May 2013, the Company received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to the Company’s disclosures regarding the Company’s accounting review and revenue transactions. On August 13, 2015, the Company received a letter from the SEC Division of Enforcement stating that the investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against the Company by the SEC. On October 20, 2015, the Company was notified by the Department of Justice that the Department of Justice intends to close its inquiry.

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

At September 30, 2015 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no other provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2015, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020. Also, the Company has letters of credit totaling $1.3 million that support its ongoing operations. These letters of credit have various terms and expire during 2015 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements. In connection with the Company entering into the Credit Facility disclosed in Note 12, Long Term Debt and Credit Agreement, the lenders underwriting these letters of credit required the Company to place $2.3 million in a restricted cash account in June 2015. Of this amount, $1.3 million was returned to the Company in Q3 2015 and the remaining $1.0 million is scheduled to be returned to the Company during the quarter ended December 31, 2015.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Accrual balance at beginning of year	$2,792	$3,501
Accruals for product warranties	2,429	4,943
Costs of warranty claims	(2,747)	(5,018)
Accrual balance at end of period	$2,474	$3,426

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

10.	RESTRUCTURING COSTS AND ACCRUALS

In June 2015, the Company recorded a revision of restructuring costs of $0.5 million resulting from an update to the sublease assumption related to the Company’s Mountain View, California facility that was partially abandoned in 2012.

The accrual balance of prior restructuring plans was $1.9 million at September 30, 2015, mainly related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008. No further restructuring actions are anticipated under those plans, however, new restructuring plans may occur in the future.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2015 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2014	$58	$2,285	$2,343
Revisions of estimated liabilities	—	539	539
Accretion	—	166	166
Cash payments	(58)	(994)	(1,052)
Foreign exchange impact on ending balance	—	(55)	(55)
Accrual balance at September 30, 2015	$—	$1,941	$1,941

The facilities/other-related accruals at September 30, 2015 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related accruals, $1.0 million is included in the caption “accrued expenses and other current liabilities” and $0.9 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at September 30, 2015.

11.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which consist of the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Video products and solutions net revenues	$62,851	$63,275	$152,798	$178,849
Audio products and solutions net revenues	26,094	42,055	92,326	108,366
Products and solutions net revenues	88,945	105,330	245,124	287,215
Services net revenues	48,491	37,099	121,665	114,840
Total net revenues	$137,436	$142,429	$366,789	$402,055

The following table sets forth the Company’s revenues by geographic region for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$48,146	$54,215	$135,225	$143,947
Other Americas	10,212	10,895	24,384	35,505
Europe, Middle East and Africa	55,061	58,099	151,314	167,621
Asia-Pacific	24,017	19,220	55,866	54,982
Total net revenues	$137,436	$142,429	$366,789	$402,055

12.	LONG TERM DEBT AND CREDIT AGREEMENT

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The net proceeds from the offering were $120.3 million after deducting the offering expenses.

The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. Additional interest may be payable upon the occurrence of certain event of default relating to the Company’s failure to deliver certain documents or reports to the Trustee, the Company’s failure to timely file any document or report required pursuant to Section 13 or 15(d) of the Exchange Act or if the Notes are not freely tradable as of one year after the last date of original issuance of the Notes. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. Prior to December 15, 2019, the Notes are convertible only in the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On or after December 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The Company may not redeem the Notes prior to their maturity, which means that the Company is not required to redeem or retire the Notes periodically.

The Notes are senior unsecured obligations. Upon the occurrence of certain specified fundamental changes, the holders may require the Company to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was is 7.66%. The Company recorded $1.5 million debt discount accretion as interest expenses in the Company’s statement of operations for the nine months ended September 30, 2015. Total interest expense for the nine months ended September 30, 2015 was $2.3 million, reflecting the coupon and accretion of the discount.

In connection with the issuance of the Notes, the Company recorded an income tax benefit of $6.5 million as a discrete item for the nine month period ended September 30, 2015 as a result of the creation of a deferred tax liability associated with the portion of the Notes that was classified within stockholders’ equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets, which resulted in the release of a valuation allowance, totaling $6.5 million, reflected as an income tax benefit in the current period due to the Company having generated losses in the US for the nine months ended September 30, 2015.  To the extent the Company generates positive income for the 12 months ended December 31, 2015, some or all of the $6.5 million benefit would have to be reversed in the fourth quarter of 2015.  In addition, there are significant judgments inherent in assessing the deductibility of certain offering costs incurred in connection with the offering of the Notes and changes in those judgments could result in additional changes in the provision for income taxes.

The Company incurred transaction costs of $4.7 million relating to the issuance of the Notes. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be classified as a reduction in the carrying value of the debt. In accounting for these costs, the Company allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method. The transaction costs allocated to the equity component of approximately $1.1 million were recorded as a decrease in additional paid-in capital.

The net carrying amount of the liability component of the Notes consists of the following (in thousands):

September 30, 2015
Principal amount of notes	$125,000
Original debt discount due to:
Allocation of proceeds to equity	(28,298)
Allocation of issuance costs to debt	(3,641)
Accumulated accretion	1,544
Net carrying value	$94,605

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, the Company entered into a Capped Call. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. If, upon conversion of the Notes, the price of the

Company’s common stock is above the strike price of the Capped Call, the counterparty will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. The Company paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

Credit Facility

On June 22, 2015, the Company entered into a credit agreement with various lenders (the “Lenders”) and KeyBank National Association, as administrative agent. Pursuant to the credit agreement, the Lenders agreed to provide a revolving credit facility (the “Credit Facility”) that allows the Company to borrow up to a maximum of $35.0 million outstanding at any time. The Company may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions. The Credit Facility terminates, and all outstanding loans become due and payable, on December 15, 2019. Prior to the maturity of the Credit Facility, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Facility, borrowed again whole or in part without penalty. As of September 30, 2015, the Company had $10.0 million in outstanding borrowings under the Credit Facility.

Interest accrues on outstanding borrowings under the Credit Facility at a rate of a Eurodollar Rate (as defined in the Credit Facility) plus 2.00% or a Base Rate (as defined in the Credit Facility) plus 1.00%, at the option of the Company. The Company must also pay to the Lenders, on a quarterly basis, an unused line fee at a rate of 0.25% per annum. During the term of the Credit Facility, the Company is entitled to reduce the maximum amounts of the Lenders’ commitments, subject to the payment of certain fees based on the amount of any reduction.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. The Credit Facility requires the Company to comply with a leverage ratio and interest coverage ratio and also contains customary representations and warranties, covenants, dividend restrictions, mandatory prepayments and events of default under which the Company’s payment obligations may be accelerated.

Concurrently with the entry into the Credit Facility, on June 22, 2015, the Company terminated its credit agreement dated October 1, 2010.

13.    STOCKHOLDERS’ EQUITY

Stock Repurchases

On June 8, 2015, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015. The Company completed the stock repurchase in July 2015. In aggregate, the Company purchased 586,825 shares for a total purchase price of $8.0 million. The repurchased shares are held in treasury.

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the nine months ended September 30, 2015 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	5,564,111	—	5,564,111	$11.20
Granted	4,000	—	4,000	$9.10
Exercised	(201,153)	—	(201,153)	$11.63
Forfeited or canceled	(444,668)	—	(444,668)	$16.26
Options outstanding at September 30, 2015	4,922,290	—	4,922,290	$10.72	3.83	$989
Options vested at September 30, 2015 or expected to vest			4,842,392	$10.77	3.80	$955
Options exercisable at September 30, 2015			3,936,952	$11.47	3.42	$562

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2015 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2015	811,880	—	811,880	$10.01
Granted	651,274	438,146	1,089,420	$13.49
Vested	(374,307)	—	(374,307)	$10.17
Forfeited	(310,112)	(78,072)	(388,184)	$12.31
Non-vested at September 30, 2015	778,735	360,074	1,138,809	$12.50	0.83	$9,054
Expected to vest			1,043,863	$12.53	0.78	$8,299

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of products revenues	$40	$62	$175	$203
Cost of services revenues	142	16	476	191
Research and development expenses	73	96	225	336
Marketing and selling expenses	529	252	1,902	1,186
General and administrative expenses	1,603	(1,106)	4,953	802
	$2,387	$(680)	$7,731	$2,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Another key element of our strategy is our transition to a subscription or recurring revenue based model. In 2014 we began offering subscription based licensing options of some of our products and solutions.  These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase efficiencies and enhance our business, including by rationalizing our facilities and shifting a portion of our employee base to lower cost regions, such as our newly opened offices in Taiwan, the Philippines and Boca Raton, Florida as well as other locations.

Recent Developments

On June 23, 2015, we completed the acquisition of Orad, an Israeli company. The purchase price for Orad was $66.0 million based on the exchange rate on the date of closing, net of estimated cash acquired. Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds content creation and media management solutions to the Avid MediaCentral Platform.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes. The net proceeds from the offering were $120.3 million after deducting the initial purchasers’ discount and the estimated offering expenses. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date.

In connection with the offering of the Notes, on June 9, 2015, we entered into a Capped Call derivative transaction with a third party. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. The Capped Call expires on June 15, 2020. We paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

On June 22, 2015, we entered into a credit agreement with various Lenders. Pursuant to the credit agreement, the Lenders agreed to provide a revolving Credit Facility that allows us to borrow up to a maximum of $35.0 million outstanding at any time. We may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions, potentially increasing the Credit Facility to up to $50.0 million. The Credit Facility terminates, and all outstanding loans become due and payable, on December 15, 2019. Prior to the maturity of the Credit Facility, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Facility, reborrowed in whole or in part without penalty. As of September 30, 2015, we had $10.0 million in outstanding borrowings under the Credit Facility.

Concurrently with the entry into the Credit Facility, on June 22, 2015, we terminated our existing credit agreement dated October 1, 2010.

On June 8, 2015, our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015 using a portion of the proceeds of the offering of the Notes. We completed the stock repurchase in July 2015. In aggregate, we repurchased 586,825 shares, for a total purchase price of $8.0 million. The repurchased shares are held in treasury.

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

Over the course of the last 18 months, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for the Media Composer, Pro Tools and Sibelius product lines. On Media Composer 8.0 in particular, which was released in May 2014, management has (i) clearly communicated a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implemented robust digital rights management tools to enforce the policy. With the new policy and technology for Media Composer 8.0 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the third quarter of 2015 that Implied Maintenance Release PCS for Media Composer 8.0 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended, revenue and net income for the three and nine months ended September 30, 2015 increased by approximately $13.0 million, reflecting the recognition of orders received over the last 18 months that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $2.5 million of revenue during the three and nine months ended September 30, 2015.  Management will continue to evaluate the judgment of whether Implied Maintenance Release PCS exists on each product line and version. If and when management concludes Implied Maintenance Release PCS no longer exists for other product lines or versions in future quarters, software revenue related to orders affected will be accelerated and prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements.

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

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss has been transferred. For most of our product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally 12 months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from 1 to 8 years.

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for many arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in a majority of our arrangements.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Product	64.7%	74.0%	66.8%	71.4%
Services	35.3%	26.0%	33.2%	28.6%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.1%	37.1%	38.3%	38.3%
Gross margin	63.9%	62.9%	61.7%	61.7%
Operating expenses:
Research and development	18.4%	15.6%	19.6%	16.7%
Marketing and selling	23.0%	22.1%	25.2%	24.4%
General and administrative	11.5%	14.4%	14.4%	14.7%
Amortization of intangible assets	0.6%	0.3%	0.4%	0.3%
Restructuring costs, net	—%	—%	0.1%	—%
Total operating expenses	53.5%	52.4%	59.7%	56.1%
Operating income	10.4%	10.5%	2.0%	5.6%
Interest and other income (expense), net	(1.8)%	(0.3)%	(1.3)%	(0.3)%
Income before income taxes	8.6%	10.2%	0.7%	5.3%
Provision for income taxes	0.6%	0.2%	(1.2)%	0.4%
Net income	8.0%	10.0%	1.9%	4.9%

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

Net Revenues for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$62,851	$(424)	(0.7)%	$63,275
Audio products and solutions	26,094	(15,961)	(38.0)%	42,055
Products and solutions	88,945	(16,385)	(15.6)%	105,330
Services	48,491	11,392	30.7%	37,099
Total net revenues	$137,436	$(4,993)	(3.5)%	$142,429

Net Revenues for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$152,798	$(26,051)	(14.6)%	$178,849
Audio products and solutions	92,326	(16,040)	(14.8)%	108,366
Products and solutions	245,124	(42,091)	(14.7)%	287,215
Services	121,665	6,825	5.9%	114,840
Total net revenues	$366,789	$(35,266)	(8.8)%	$402,055

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	35%	38%	37%	36%
Other Americas	7%	8%	7%	9%
Europe, Middle East and Africa	40%	41%	41%	42%
Asia-Pacific	17%	13%	15%	14%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $0.4 million, or 0.7%, for the three months ended September 30, 2015, and decreased $26.1 million, or 14.6%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the three and nine months ended September 30, 2015 was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. Also contributing to the decline in revenue is the impact of new product offerings that are scheduled to ship in the fourth quarter of 2015, which has had the impact of decreasing demand for the legacy versions of those products. Revenues for the nine months ended September 30, 2014 were also higher due to increased demand attributable to the 2014 Winter Olympics and 2014 FIFA World Cup events. The decreases in video products and solutions revenue for the three and nine months ended September 30, 2015 were partially offset by revenue recognized as a result of the determination during the three months ended September 30, 2015 that Implied Maintenance Release PCS on Media Composer 8.0 no longer exists. The determination that Implied Maintenance Release PCS on Media Composer 8.0 has ended resulted in increased product revenue for the three and nine months ended September 30, 2015, reflecting the recognition of orders received over the last 18 months that would have qualified for earlier recognition using the residual method of accounting.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $16.0 million, or 38.0%, for the three months ended September 30, 2015, and decreased $16.0 million, or 14.8%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the three months ended September 30, 2015 was primarily attributable to higher shipments of our Pro Tools | S6 product in the prior year quarter, where shipments were significantly higher than normal as production levels caught up to product demand and relieved revenue backlog. We expect a similar trend to occur in the fourth quarter of 2015, when orders for our new VENUE | S6L modular control surface totaling approximately $17.0 million currently recorded in revenue backlog will ship. Also contributing to the decrease in audio revenues for the three and nine months ended September 30, 2015 were delays in the development of certain features related to Pro Tools 12 software, which reduced revenue recognition and, along with price points that were inconsistent with market dynamics, negatively impacted new product bookings. The decrease in audio revenues was also impacted by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $11.4 million, or 30.7%, for the three months ended September 30, 2015, and increased $6.8 million, or 5.9%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increase for the three and nine months ended September 30, 2015 was primarily the result of the determination that Implied Maintenance Release PCS on Media Composer 8.0 no longer exists, resulting in accelerated recognition of maintenance revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. As a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended, revenue for the three and nine month periods ended September 30, 2015 increased reflecting the recognition of orders received over the last 18 months that would have qualified for earlier recognition using the residual method of accounting.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$32,256	$(5,551)	(14.7)%	$37,807
Services	15,416	435	2.9%	14,981
Amortization of intangible assets	1,950	1,950	—%	—
Total cost of revenues	$49,622	$(3,166)	(6.0)%	$52,788

Gross profit	$87,814	$(1,827)	(2.0)%	$89,641

Costs of Revenues for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$92,416	$(15,482)	(14.3)%	$107,898
Services	46,054	79	0.2%	45,975
Amortization of intangible assets	2,113	2,063	4,126.0%	50
Total cost of revenues	$140,583	$(13,340)	(8.7)%	$153,923

Gross profit	$226,206	$(21,926)	(8.8)%	$248,132

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. Our total gross margin percentage for the three months ended September 30, 2015 increased to 63.9% from 62.9% for the same period in 2014. The increase for the three months ended September 30, 2015 was primarily the result of the revenue recognized from the ended Implied Maintenance Release PCS on Media Composer 8.0 and improved mix, partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Gross Margin % for the Three Months Ended September 30, 2015 and 2014
	2015 Gross Margin %	Increase (Decrease) in Gross Margin %	2014 Gross Margin %
Products	63.7%	(0.4)%	64.1%
Services	68.2%	8.6%	59.6%
Total	63.9%	1.0%	62.9%

Gross Margin % for the Nine Months Ended September 30, 2015 and 2014
	2015 Gross Margin %	Increase (Decrease) in Gross Margin %	2014 Gross Margin %
Products	62.3%	(0.1)%	62.4%
Services	62.1%	2.1%	60.0%
Total	61.7%	—%	61.7%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development	$25,225	$3,071	13.9%	$22,154
Marketing and selling	31,564	154	0.5%	31,410
General and administrative	15,834	(4,810)	(23.3)%	20,644
Amortization of intangible assets	786	413	110.7%	373
Total operating expenses	$73,409	$(1,172)	(1.6)%	$74,581

Operating income	$14,405	$(655)	(4.3)%	$15,060

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development	$71,708	$4,530	6.7%	$67,178
Marketing and selling	92,420	(6,102)	(6.2)%	98,522
General and administrative	52,646	(6,313)	(10.7)%	58,959
Amortization of intangible assets	1,568	317	25.3%	1,251
Restructuring costs, net	539	704	(426.7)%	(165)
Total operating expenses	$218,881	$(6,864)	(3.0)%	$225,745

Operating income	$7,325	$(15,062)	(67.3)%	$22,387

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses increased $3.1 million, or 13.9%, for the three months ended September 30, 2015, compared to the same period in 2014, and increased $4.5 million, or 6.7%, for the nine months ended September 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Personnel-related	$1,410	11.2%
Consulting and outside services	797	21.4%
Computer hardware and supplies	543	41.8%
Facilities and information technology	387	10.0%
Other	(66)	(9.8)%
Total research and development expenses increase	$3,071	13.9%

Change in R&D Expenses for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Consulting and outside services	$2,035	18.4%
Computer hardware and supplies	1,579	50.0%
Facilities and information technology	651	5.6%
Personnel-related	148	0.4%
Other	117	5.8%
Total research and development expenses increase	$4,530	6.7%

The increase in consulting and outside services and computer hardware and supplies expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the timing of certain development projects in 2015 as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The increase in personnel-related expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was due to Orad R&D personnel-related expenses, partially offset by decreased incentive-based compensation accrual and lower personnel-related expenses of our foreign employees as a result of the stronger dollar. The increase in facilities and information technology expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was a result of R&D headcount increase.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling costs expenses increased $0.2 million, or 0.5%, for the three months ended September 30, 2015, compared to the same period in 2014, and decreased $6.1 million, or 6.2%, for the nine months ended September 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Personnel-related	$609	1.9%
Facilities and information technology	(403)	(5.3)%
Consulting and outside services	(443)	(7.4)%
Foreign exchange (gains) losses	106	351.4%
Web advertising	125	100.0%
Other	160	11.2%
Total marketing and selling expenses increase	$154	0.5%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 Increase (Decrease) From 2014
	$	%
Facilities and information technology	$(3,275)	(13.6)%
Foreign exchange (gains) losses	(1,716)	(140.6)%
Consulting and outside services	(1,297)	(9.5)%
Web advertising	507	100.0%
Other	(321)	(0.3)%
Total marketing and selling expenses decrease	$(6,102)	(6.2)%

The increase in personnel-related expenses for the three months ended September 30, 2015, compared to the same period in 2014, was due to Orad sales personnel-related expenses, partially offset by decreased incentive-based compensation accrual. The decrease in facilities and information technology expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily the result of less usage of facilities and information technology in the 2015 periods. The decrease in consulting and outside services expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to our cost reduction initiatives. The web advertising expenses were related to our large advertising campaigns during the nine months ended September 30, 2015, which was not present at the same level during the comparable period in 2014. During the nine months ended September 30, 2015, net foreign exchange gains (specifically, resulting from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $0.5 million, compared to losses of $(1.2) million in the 2014 period.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $4.8 million, or 23.3%, for the three months ended September 30, 2015, compared to the same period in 2014, and decreased $6.3 million, or 10.7%, for the nine months ended September 30, 2015, compared to the same period in 2014. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 (Decrease) Increase From 2014
	$	%
Consulting and outside services	$(7,134)	(62.0)%
Acquisition and related integration	1,960	100.0%
Facilities and information technology	102	4.1%
Other	262	4.0%
Total general and administrative expenses decrease	$(4,810)	(23.3)%

Change in General and Administrative Expenses for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015 (Decrease) Increase From 2014
	$	%
Consulting and outside services	$(15,777)	(54.7)%
Acquisition and related integration	8,314	100.0%
Personnel-related	434	2.2%
Facilities and information technology	394	5.3%
Other	322	10.6%
Total general and administrative expenses decrease	$(6,313)	(10.7)%

The decrease in consulting and outside services expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily the result of a decrease in restatement-related costs and litigation expenses. The acquisition-related expenses during the three and nine months ended September 30, 2015 were primarily the professional and consulting services expenses related to the acquisition and integration of Orad. The increase in personnel-related expenses for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily the result of an increase in stock-based compensation, partially offset by decreased incentive-based compensation accrual.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Provision	$	%	Provision
Provision for income taxes	$768	$403	110.4%	$365

Provision for Income Taxes for the Nine Months Ended September 30, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Provision	$	%	Provision
Provision for income taxes	$(4,221)	$(5,648)	(395.8)%	$1,427

Our effective tax rate, which represents our tax provision as a percentage of loss and income before tax, was (159.6)% and 6.7%, respectively, for the nine months ended September 30, 2015 and 2014. Our provision for income taxes and effective tax rate both decreased for the nine months ended September 30, 2015, compared to the same period in 2014 primarily due to a benefit of $6.5 million that was recorded as a discrete item for the nine months ended September 30, 2015 resulting from the creation of a deferred tax liability associated with the portion of the convertible note offering that was classified as equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the convertible notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets, which resulted in the release of a valuation allowance, totaling $6.5 million, reflected as an income tax benefit in the current period due to the Company having generated losses in the US for the nine months ended September 30, 2015.  To the extent the Company generates taxable income for the 12 months ended December 31, 2015, some or all of the $6.5 million benefit would have to be reversed in the fourth quarter of 2015.  In addition, there are significant judgments inherent in assessing the deductibility of certain offering costs incurred in connection with the convertible notes offering and changes in those judgments could result in additional income tax benefit being recorded in future quarters.

The $6.5 million benefit was partially offset by increased foreign profits and a discrete tax charge of $0.3 million for a French audit assessment reduced by a $0.1 million benefit for the reversal of a previously accrued Canadian withholding tax assessment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with borrowings under our credit facilities. On June 22, 2015, we entered into a credit agreement with various Lenders. Pursuant to the credit agreement, the Lenders agreed to provide the Credit Facility that allows us to borrow up to a maximum of $35.0 million outstanding at any time. We may increase the total commitments under the Credit Facility by up to an additional $15.0 million, subject to certain conditions, potentially increasing the Credit Facility to up to $50.0 million. As of September 30, 2015, we had $10.0 million in outstanding borrowings under the Credit Facility and $2.1 million of availability is used to secure letters of credit.

At September 30, 2015, our principal sources of liquidity included cash and cash equivalents totaling $22.0 million and available borrowings under our credit facilities of $22.9 million. At September 30, 2015, our working capital was $(158.4) million, compared to $(157.2) million at December 31, 2014. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded on our balance sheet, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(36,087)	$(20,830)
Net cash used in investing activities	(78,699)	(10,109)
Net cash provided by financing activities	112,755	7,683
Effect of foreign currency exchange rates on cash and cash equivalents	(1,045)	(2,471)
Net increase (decrease) in cash and cash equivalents	$(3,076)	$(25,727)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $36.1 million for the nine months ended September 30, 2015, which was primarily attributable to the annual bonus payments, product development costs, and the professional and consulting services related to the acquisition of Orad.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015, the net cash flow used in investing activities reflected $66.0 million used for our acquisition of Orad, and $11.1 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems and leasehold improvements.

Cash Flows from Financing Activities

For the nine months ended September 30, 2015, the net cash flow provided by financing activities reflected $120.4 million net proceeds from our Notes, $10.1 million paid for the Capped Call, $8.0 million paid for the shares of common stock we repurchased, and $1.2 million issuance costs paid for the Credit Facility.

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

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. The amendments in this update become effective for us on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. We acquired Orad Hi-Tech Systems Ltd. on June 23, 2015 and are in the process of obtaining additional information and recognizing adjustments to the provisional amounts. We early adopted the guidance to simplify our reporting for the current year and have disclosed the nature and amount of any measurement period adjustments recognized during the reporting period in accordance with the guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the potential impact of adopting this standard on our financial statements.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The aggregate notional value of the outstanding contracts and options was $5.8 million at September 30, 2015, and the fair value of these contracts was trivial.

We have not designated these forward contracts as hedging instruments and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the nine months ended September 30, 2015 and 2014, we recorded net gains (losses) of $0.5 million and $(1.2) million, respectively, that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2015, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We maintain a revolving Credit Facility that allow us to borrow up to $35.0 million. At September 30, 2015, we had $10.0 million in outstanding borrowings under our Credit Facility. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Facility would not have a material impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our chief executive officer and the chief financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our management concluded that as of September 30, 2015 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the nine months ended September 30, 2015 and we expect that they will continue throughout the remainder of 2015. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the nine months ended September 30, 2015.

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

Other than the final settlement and dismissal of the securities class action lawsuit and the closing of the SEC Division of Enforcement and Department of Justice inquiries discussed in Note 9, Contingencies, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risks related to our 2.00% convertible senior notes due 2020

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our repurchases of our common stock for the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 8, 2015 - June 30, 2015	480,601	$13.72	480,601	$1,408,343
July 1, 2015 - July 31, 2015	106,224	$13.20	106,224	$—
Total	586,825		586,825

(1) On June 8, 2015, our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015 using a portion of the proceeds of the offering of the Notes. Share repurchases under the plan could be made through the open market, established plans or otherwise in accordance with all applicable securities laws, rules, and regulations. Upon the repurchase of any shares of our common stock, such shares are held as our treasury stock. We entered into a stock repurchase agreement, which authorized a third party financial institution to repurchase shares of our common stock, on our behalf, on the open market in an aggregate amount not to exceed $8.0 million. We completed the stock repurchase plan in July 2015. In aggregate, we repurchased 586,825 shares, for a total purchase price of $8.0 million, under the plan. Such repurchased shares are now held in treasury.

For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ John W. Frederick
		Name:	John W. Frederick
		Title:	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended July 2015	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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