Form 10-K
period 2015-12-31
AVID TECHNOLOGY, INC.
filed 2016-03-15
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

(978) 640-6789
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $510,363,334 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2015.  The number of shares outstanding of the registrant’s Common Stock as of March 10, 2016 was 39,629,593.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Avid Technology, Inc. together with its consolidated subsidiaries, “Avid” or the “Company”, or “we”, “us” or “our” unless the context indicates otherwise includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions.

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

•
our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses including the acquisition of Orad Hi-Tech Ltd (“Orad”), into our operations;

•	our anticipated benefits and synergies from and the anticipated financial impact of any acquired business (including Orad);

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to mitigate and remediate effectively the material weaknesses in our internal control over financial reporting, and the expected timing thereof;

•	our capital resources and the adequacy thereof;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible senior notes due 2020;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	fluctuations in foreign exchange and interest rates; and

•	the risk of restatement of our financial statements.

Actual results and events in future periods may differ materially from those expressed or implied by the forward-looking statements in this Form 10-K. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this Form 10-K. In addition, the forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid Motion Graphics, AirSpeed, EUCON, iNEWS, Interplay, ISIS, Avid MediaCentral Platform, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.  Other trademarks appearing in this Form 10-K are the property of their respective owners.

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2016 Oscar nominated films for Best Picture, Best Film Editing, Best Sound Editing, Best Sound Mixing and Best Original Score. Our audio solutions were also used in all 2016 Grammy nominated recordings for Best Album of The Year, Best Record of the Year and Best Song of the Year.

RECENT EVENTS
Restructuring Plan

In the first quarter of 2016, we commenced restructuring actions that are part of a broad restructuring plan encompassing a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, we expect to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $68 million.

Financing Agreement with Cerberus Business Finance, LLC

In connection with the cost efficiency program, on February 26, 2016 (the “Closing Date”), we entered into a Financing Agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC, as collateral and administrative agent, and the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable, on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020, the scheduled maturity date of our outstanding 2.00% convertible senior notes due 2020. We borrowed the full amount of the Term Loan, or $100 million, as of the Closing Date, but did not borrow any amount under the Credit Facility as of the Closing Date. Proceeds from the term loan will be used to replace our existing $35 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. We estimate that after paying for both debt issuance costs and the efficiency program, the new financing will provide approximately $70 million of available liquidity, about half of which replaces the existing revolving credit facility with the remainder providing incremental liquidity to strengthen the Company’s balance sheet.

Concurrently with the entry into the Financing Agreement, on February 26, 2016, we terminated our existing Credit Agreement, dated June 22, 2015, with KeyBank National Association, as Administrative Agent and the other lender parties thereto, and repaid all outstanding borrowings under such agreement. There were no penalties paid by us in connection with this termination.

For a more detailed description of the restructuring plan and the Financing Agreement, see Note P, Restructuring Costs and Accruals, and Note R, Long Term Debt and Credit Agreement, to our Condensed Consolidated Financial Statements in Item 8 of this Form 10-K.

CORPORATE STRATEGY

Technology has enabled almost every aspect of how we live to become increasingly digitized, and acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand-anywhere, anytime. Organizations are under pressure to connect and automate the entire creation-to-consumption workflow. This consumerization has increased the cost and complexity of monetizing assets, which in turn leads to demand for new platforms for distribution and consumption. Organizations need to rely on partners with the strategic understanding and technological expertise to help navigate the challenges they are facing. We believe we are uniquely positioned as a proven and trusted leader to effectively help our customers in the media industry navigate through this period of unprecedented changes.

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association (“ACA”). Avid Everywhere is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. In 2014 we began offering subscription based licensing options for some of our products and solutions.  These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including in connection with the restructuring plan announced in February 2016, as described in more detail in “Recent Events” as part of which we are realigning our employee base to better serve our customers’ needs. We expect these initiatives will be complete in mid-2017.

We have organized our existing hardware and software products and introduced new solutions in four suites, all built upon the MediaCentral Platform. These four suites encompass both audio and video products and solutions and are summarized below:

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

•	Studio Suite comprises of in-studio tools for on-air program and viewership enhancement, including 3D real-time graphics, replay servers and sports enhancements.

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

PRODUCTS AND SERVICES

Overview

Our MediaCentral Platform is comprised of a set of modular application suites and new private and public marketplaces that together represent an open, integrated and flexible media production and distribution environment in the industry. With on-premises and cloud-enabled deployment options, as well as subscription, floating and perpetual licensing options, customers have multiple choices over how they use Avid solutions.

The following table presents our net revenues, which includes the amortization of deferred revenues, for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Video products and solutions	$201,559	$233,464	$243,173
Audio products and solutions	134,812	145,163	152,358
Total products and solutions	336,371	378,627	395,531
Services	169,224	151,624	167,881
Total net revenues	$505,595	$530,251	$563,412

The following table presents our net revenues, which includes the amortization of deferred revenues, as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Video products and solutions	40%	44%	43%
Audio products and solutions	27%	27%	27%
Total products and solutions	67%	71%	70%
Services	33%	29%	30%
Total net revenues	100%	100%	100%

Video Products and Solutions

Professional Video Creative Tools

We offer a range of software and hardware video-editing tools for the professional. Our award-winning Media Composer product line is used to edit video content, including television programming, commercials and films, while our NewsCutter option and iNews systems are designed for the fast-paced world of news production. Our Avid Symphony option is used during the “online” or “finishing” stage of post-production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks. Our Media Composer | Cloud solution enables broadcast news professionals to acquire, access, edit and finish stories anytime, from everywhere. Leveraging a cloud-based architecture, this solution gives contributors the ability to craft stories where they are happening and speed them to air while maintaining connectivity with the newsroom operation. In 2014, we released Media Composer version 8 with subscription offerings and updates, and with resolution flexibility and independence, which allows users to manage and edit high-resolution media content with ease. These new versions are designed to extend the production capabilities of these solutions and demonstrates our continuing commitment to provide tools that allow for improved creativity and productivity of the professional editor, delivered in a way most attractive to the user. In April 2015, we introduced the Avid Artist | DNxIO, a hardware interface designed to accelerate high-resolution video production. When combined with the industry’s preeminent Media Composer video editing software, the Avid Artist | DNxIO delivers best-in-class high-res video ingest, editing, monitoring, and output, giving video professionals the flexible, open, and integrated creative tools they need to efficiently create the highest-quality media. Further, because it is built on the Avid MediaCentral Platform, Avid Artist | DNxIO is compatible with any Avid Artist Suite solutions and many third-party creative tools.

Revenues from our professional video creative tools accounted for 10%, 8% and 10% of our net revenues for 2015, 2014 and 2013, respectively.

Media Management Solutions

Our Avid MediaCentral | UX web and mobile-based apps extend the capability of our Avid Interplay | MAM and Avid Interplay | Production asset management solutions by providing real-time access to media assets for the on-the-go media professional. Avid Interplay | MAM allows users to focus on managing content and workflows by giving them the tools to connect their media operations and business intelligence, control movement of media between various storage systems, configure metadata, and leverage a service-oriented architecture structure to integrate in-house and third-party applications. In April 2015, we introduced Interplay | MAM 5, enabling organizations both large and small to manage the entire content lifecycle and reduce media operation costs. This release completes the integration of all Media Suite modules into the MediaCentral Platform. Avid Interplay | Production enhances production team collaboration by coordinating the collaborative editorial workflow of team members at each site, many of whom may be working on the same projects at the same time. Avid Interplay | Production also manages the detailed composition of a project and provides the ability to track media, production file formats, and a project’s history. In June 2015, we acquired Orad Hi-Tech Systems Ltd. (“Orad”) and integrated its 3D real-time graphics, video servers and related asset management solutions. The acquisition adds the applications to our Studio Suite which we intend to connect to the Avid MediaCentral Platform.

Revenues from media management solutions accounted for 7%, 9% and 8% of our net revenues in 2015, 2014 and 2013, respectively.

Video Storage and Server Solutions

Our Avid ISIS 5500 and ISIS 7500 shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open shared storage platform that includes the ISIS file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content more affordably. In April 2014, we introduced ISIS | 2500 as a near-line storage solution with common off-the-shelf storage with an application layer that provides secure storage and allows customers to extend their library of accessible media assets. In April 2015, we introduced ISIS | 1000 shared storage, bringing small production teams the same collaborative power used on larger-scale productions and news broadcasts-customized for their needs, at a price they can afford. Our on-air server solutions include AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming.  The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size.

Revenues from video storage and server solutions accounted for 22%, 25% and 24% of our net revenues in 2015, 2014 and 2013, respectively.

Audio Products and Solutions

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals and aspiring professionals in music, film, television, radio, game, Internet and other media production environments. In January 2015, we announced Pro Tools version 12 with subscription offerings and new features and updates, including the ability to collaborate over the cloud, as well as Pro Tools | First, which allows beginners to access the same music creation tools used by professionals. In January 2016, we introduced Pro Tools version 12.5, offering select customers early access to the highly anticipated Avid Cloud Collaboration for Pro Tools. Avid Cloud Collaboration makes it easy for artists and audio professionals to compose, record, edit, and mix projects from any location worldwide. In support of this release, we also announced that the Artist Community, an online community designed to facilitate collaboration, is now open to everyone.

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

Revenues from digital audio software and workstation solutions accounted for 14%, 16% and 16% of our net revenues in 2015, 2014 and 2013, respectively.

Control Surfaces, Consoles and Live-Sound Systems

We offer a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our System 5 digital audio console is a large-format, scalable console with power on demand to mix large feature films or album projects. The addition of our EUCON Hybrid option extends the control capabilities of a System 5 console, enabling the user to bring audio tracks from multiple digital audio workstations onto the console surface for mixing. Our Pro Tools | S6 control surface for sound recording, mixing and editing was designed as a state-of-the-art modular solution that scales to meet both current and future customer requirements. S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Our Artist Series control surfaces offer integrated, hands-on control for price-sensitive applications. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications.

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

In April 2015, we introduced Avid VENUE| S6L live sound mixing system, featuring a modern, intuitive touch-based interface that enable audio professionals to easily handle the largest, most complex tours and events. VENUE | S6L is a fully modular, scalable live sound mixing system that delivers best-in-class functionality for a range of live sound mixing applications, including front-of-house, monitor, broadcast, theater, and more. Featuring VENUE | E6L, the industry’s most advanced live sound engine, VENUE | S6L offers unprecedented power to handle huge channel and plug-in counts at the lowest possible latency. VENUE | S6L ensures the highest sound quality, with all processing at 96 Hz, and support for higher sample rates is possible given the significant processing power available. Furthermore, VENUE | S6L is a networked system and can be customized to meet the needs and budget of essentially any professional production.

Revenues from control surfaces and live systems accounted for 10%, 10% and 9% of our net revenues in 2015, 2014 and 2013, respectively.

Notation Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. In 2015 we introduced Sibelius | Cloud Publishing, which allows users to view, play, transpose, print and purchase scores using current web browsers and mobile devices. The newest version of our musical notation software, Sibelius 8.1, helps composers to create beautiful, accurate and easy-to-read scores. As part of a series of regular updates delivered through Avid All Access Plans, Sibelius 8.1 introduces several of the customer community’s top requests, demonstrating Avid’s commitment to listening to the needs of customers, a key tenet of Avid Everywhere. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We also offer Avid Scorch, an application for the Apple iPad mobile device that turns an iPad into an interactive score library with access to sheet music through an in-app store with more than 150,000 premium titles.

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

Certain companies that compete with us across some of our products and solutions are listed below by the market in which they compete:

•	Broadcast and Media: The Associated Press Inc., Belden Inc., Bitcentral Inc., Dalet S.A., EVS Corporation, Harmonic Inc., Imagine Communications Corp, Ross Video Limited and Vizrt Ltd., among others.

•	Audio and Video Post and Professional: Ableton AG, Autodesk Inc., Blackmagic Design Pty Ltd, Harman International Industries Inc., Universal Audio Inc. and Yamaha Corporation, among others.

In addition, we compete across both previously mentioned markets with companies such as Adobe Systems Incorporated, Apple Inc., Editshare LLC, Snell Advanced Media, Sony Corporation and EMC Corporation.

Some of our principal competitors are substantially larger than we are and have greater financial, technical, marketing and other resources than we have. For a discussion of these and other risks associated with our competitors, see “Risk Factors” in Item 1A of this Form 10-K.

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

We have significant international operations with offices in 24 countries and the ability to reach over 130 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 63%, 64% and 61%, respectively, of our net revenues in 2015, 2014 and 2013. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note Q to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

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

Our company-operated manufacturing facilities, primarily for final assembly and testing of certain products, are located in: Kfar Saba, Israel, Dublin, Ireland and Mountain View, California. Our Dublin facility is ISO 14001, Environmental Management System, certified.

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

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets. Having helped establish the digital media technology industry, we are building on a 25+ year heritage of innovation and leadership in developing content-creation solutions. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution, and monetization tools that operate primarily on the Mac, Windows and Linux platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to internationally based partners in Kiev, Ukraine and, to a lesser extent, Thailand. Our R&D expenditures for 2015, 2014 and 2013 were $95.9 million, $90.4 million and $95.2 million, respectively, which represented 19%, 17% and 17%, respectively, of our net revenues. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Mountain View, California; Berkeley, California; Santa Cruz, California; Munich, Germany; Kaiserslautern, Germany; Kfar Saba, Israel; Szczecin, Poland; and Montreal, Canada. We also partner with a vendor in Ukraine for outsourced R&D services and a vendor in Thailand for hardware R&D services. We also have been building our own development team in Taiwan.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2015, we held 172 U.S. patents, with expiration dates through 2033, and had 24 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Everywhere, Media Composer, Pro Tools and

Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

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

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Asia and Australia. At December 31, 2015, our worldwide workforce consisted of 1,522 employees and 420 external contractors.

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

We are in the process of transforming our business based on a strategy built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association. As part of our corporate strategy we have organized our products in four suites, all built upon our MediaCentral Platform. The ongoing implementation of our strategy may require additional capital that we may not have access to on reasonable terms or at all. Additionally, our strategy is requiring us to develop expertise in new areas and establish new competencies either through talent acquisition or internal development, which we may not be able to successfully achieve. Moreover, the pace and scope of the transformation contemplated in our strategy increases the risk that not all of our strategic plans will deliver the expected benefits within the anticipated time frames, or at all. Furthermore, as a part of our strategy we are also identifying and executing on opportunities to reduce operating costs. If we are unable to successfully execute on our strategy, our business, financial condition, and results of operations could be adversely affected.

We operate in highly competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive markets characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. There is an additional risk of consolidation among our competitors, which could result in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can.

If our competitors are more successful than we are in developing products or in attracting and retaining customers, our financial condition and operating results could be adversely affected.

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate or adapt quickly, our business will be harmed.

The media industry has rapidly and dramatically transformed over the past few years and is continuing to do so as free content, minimal entry costs for creation and distribution, and the expansion of mobile devices have become prevalent. As a result, our traditional customers’ needs, businesses and revenue models are changing, often in ways that deviate from our core strengths and traditional bases. If we cannot anticipate these changes or adapt to them quickly, our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Furthermore, because of the consumerization of the media industry, there is more pressure to create media that can be repurposed in a variety of ways in an efficient manner. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms, and diminished revenues from traditional advertising could cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer industry for us. Additionally, our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

The ongoing rapid evolution of the media industry may reduce demand for some of our existing products and services. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

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

When we do introduce new products, our success depends on our ability to manage a number of risks associated with new products including but not limited to timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand. For example, we have focused a significant part of our development efforts on developing our Avid Everywhere Platform, discussed in the preceding risk factor. There can be no assurance that our efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continually reviewing and implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. We have in the past undertaken and expect to continue to undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. On February 26, 2016, we committed to a restructuring plan that encompasses a series of actions intended to more efficiently operate in a leaner, and more directed cost structure.  The actions include reductions in our workforce, facility consolidation, transferring resources to lower cost regions and reducing other third-party services costs.  In connection with this restructuring plan, we expect to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $68 million.

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

We sell an increasing portion of our products based on a subscription model. Although the subscription model is designed to increase the number of customers who purchase our products and services on a recurring basis and create a more predictable revenue stream, it creates certain risks and uncertainties related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may materially differ from those anticipated, estimated or projected.  We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

If our customers do not renew their subscriptions for our services or if they renew on terms that are less favorable to us, our revenues may decline

We sell Pro Tools, Media Composer and Sibelius on a subscription basis pursuant to service agreements that are generally month-to-month or one year in length, and we intend to expand our subscription offerings to other products as well. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. There is a risk that these subscriptions will not be renewed at the same or a higher level of service, for the same number of seats/licenses or for the same duration of time, or at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We may not be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenues may decline.  Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

Failure of our information systems or breaches of data security could impact our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, whether intentional or accidental, could harm our ability to conduct our business, impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or result in the unintentional disclosure of proprietary, personal, sensitive or confidential information.

With our development of Avid Everywhere with its public and private marketplaces and cloud based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Such data breaches could expose user data and materially damage business partner and customer relationships, adversely impact the attractiveness of Avid Everywhere for its users and subject us to possible litigation and adversely impact our operations. Additionally, significant or repeated reductions in the performance, reliability, security or availability of our information systems and network infrastructure could significantly harm our brand our reputation and ability to attract and retain existing and potential users, customers, advertisers and content providers.

The Avid Everywhere cloud based offerings depend on the availability and proper functioning of certain third-party services. The failure or improper functioning of these third party services could lead to outages, security breaches and data losses, including loss of customer creative assets. If third-party services become unavailable, we may need to expend considerable resources identifying and integrating alternate providers and could face contractual liabilities, including penalties.

Our security measures may be insufficient to protect our systems against unauthorized access. Data breaches could be caused by, external theft or attack, misconduct by our employees, contractors, or vendors, or many other causes such as power failures, earthquake, fire or other natural disasters or acts of God, which we may be unable to adequately protect against.

Our failure to manage or mitigate any of these risks could have a material adverse impact on our financial condition and operating results.

Our international operations expose us to legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Thailand and we have expanded our own development activities to Taiwan, and the Philippines. Further, we expanded our operations into Poland and Israel with the acquisition of Orad. Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with compliance with a myriad of environmental, tax and export laws, as well as other business regulations in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	regional economic downturns;

•	economic, social and political instability abroad and international security concerns in general and the risk of war;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable payment cycles and difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations, and executing our business strategy internationally;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in maintaining effective internal controls over financial reporting and disclosure controls;

•	costs and delays associated with developing products in multiple languages; and

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets.

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

We have a significant relationship with manufacturing and hardware development vendors with operations in China and Thailand. This may reduce our control over the manufacturing activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation, and changes to those relationships may result in delays or disruptions that could harm our business.

We rely on vendors for the development and manufacture of certain of our hardware products, primarily in China and Thailand. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2015, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

Many of our contractors require access to our intellectual property and our confidential and proprietary information to perform their services. Protection of these assets in relevant offshore locations, may be less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. These safeguards may be inadequate to prevent breaches. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

Furthermore, if one of our international vendors were, for any reason, to cease or experience significant disruptions in its operations, among others as a result of political unrest, we might be unable to replace it on a timely basis with a comparably priced provider. We would also have to expend time and resources to train any new development or manufacturing vendor. If any of the vendors were to suffer an interruption in its business, or experience delays, disruptions or quality control problems in development or manufacturing operations, or if we had to change development or manufacturing vendors, our ability to provide services to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

Potential acquisitions could be difficult to consummate and integrate into our operations, and they and investment transactions could disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, from time to time we may seek to grow our business through acquisitions of or investments in new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	unanticipated costs associated with acquisitions;

•	challenges in combining product offerings and entering into new markets in which we may not have experience;

•	distraction of management’s attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

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

The benefits we expect to achieve from our acquisition of Orad will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Orad's business, operations, products and personnel with ours. Even if we are able to integrate Orad's business with ours successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all because of costs incurred or delays in integrating the companies and other challenges and risks such as, among others those described in the above risk factor “Potential acquisitions could be difficult to consummate and integrate into our operations, and they and investment transactions could disrupt our business, dilute stockholder value or impair our financial results” If we are not successful in meeting these challenges, our business, financial and operational results could be materially adversely affected.

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

We are highly dependent on the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part on our ability to retain these employees in a competitive job market. If we fail to appropriately match the skill sets of our employees to our needs we may incur increased costs or experience challenges with execution of our strategic plan. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. We continue to take actions to transform strategically, operationally and culturally and to achieve cost savings, all with the intent to drive improved operating performance both in the U.S and internationally The uncertainty inherent in our transformational strategy and the resulting workload and stress may make it difficult to attract and retain key personnel and increase turnover of key officers and employees.

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

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues to us and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and as we offer more software products our revenues may be more vulnerable to loss through piracy, which could result in revenue losses for us. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse, which could be costly. The legal regimes of certain foreign jurisdictions in which we operate, may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

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

We may be subject to litigation, which, if adversely determined, could harm our business and operating results.

We may be subject to legal claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome in any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

A natural disaster or catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

Our operations and the operations of our customers are vulnerable to interruptions by natural disasters or catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities in California near major earthquake fault lines. We may not be able to protect our company from such catastrophic events and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers’ purchasing decisions and reduce demand for our products and services. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

Risks Related to Our Liquidity and Financial Performance

If we are not able to generate and maintain adequate liquidity our ability to operate our business could be adversely affected.

Generating and maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, proceeds from our issuance of 2.00% convertible senior notes due 2020, and borrowings represented by the Term Loan under the Financing Agreement. We also have the ability to borrow up to $5.0 million under the Credit Facility. We have also undertaken significant cost cutting measures, including pursuant to the restructuring plan we announced in February 2016, and we may take additional measures to further improve our liquidity. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our Credit Facility and therefore reduce available funds under the Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in Item 7 of this Form 10-K). If we are unable to generate sufficient cash flow or our borrowings are not sufficient, our liquidity may significantly decrease, which could have an adverse effect on our business.

Restrictions in the Financing Agreement may limit our activities.

The Financing Agreement contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including, among other things, limitations on our ability to make investments, incur additional indebtedness, issue equity, sell assets, pay dividends and make other restricted payments, and create liens. We are also required to comply on an ongoing basis with certain financial covenants, including a maximum leverage ratio and an annual limit on the amount of our capital expenditures. Failure to comply with any of these restrictions or covenants may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before its scheduled due date. Certain events of default under the Financing Agreement may also give rise to a default under our convertible notes due 2020 or other future indebtedness. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing
Agreement.

Our debt levels increased significantly as a result of our entry into the Financing Agreement, our issuance of the 2.00% Convertible Senior Notes due 2020 (“Notes”) and our borrowings under the Term Loan, and our substantial indebtedness could adversely affect our business, cash flow and results of operations.

Our indebtedness increased by $195 million as a result of our entry into the Financing Agreement in February 2016 and our issuance of the Notes in June 2015. We also borrowed $100.0 million under the Term Loan. This increased level of indebtedness may:

•
require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments and use for general corporate purposes;

•
increase our vulnerability to general adverse economic conditions, including increases in interest rates with respect to borrowings under the Financing Agreement that bear interest at variable rates or when our indebtedness is being refinanced;

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

We have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenues resulted in our reporting net income for the fiscal years 2012, 2013, 2014 and 2015. However, as deferred revenues from periods prior to 2011 are amortized, there are no assurances that we will be able to report net income in future periods.

As a result of the restatement of our September 30, 2012 and prior financial statements, which was completed in 2014, we have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenue resulted in our reporting net income of approximately $2 million in 2015, $15 million in 2014, and $21 million in 2013 and also adversely affected our stockholders’ equity and working capital for those periods. As this deferred revenue is amortized, there are no assurances that we will be able to report net income in future periods. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Risks related to our restatement, accounting review and internal controls

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2015. We may not be able to properly remediate existing or future weaknesses or deficiencies in our internal controls, which could adversely affect our ability to produce accurate and timely financial statements, harm our reputation, negatively impact our stock price and damage our business.

In the second quarter of 2013, we determined that we needed to restate revenue for millions of customer transactions for interim and annual periods ended during the periods from January 1, 2005 to September 30, 2012 (the Restatement Periods) to correct errors in our historically issued financial statements. In addition, certain other adjustments arose in the Restatement Periods that were deemed material and were adjusted in the restated financial statements for the Restatement Periods. The errors in the misapplication of GAAP over revenue recognition and the other errors identified resulted from several control deficiencies that were in existence during the Restatement Periods, some of which remain. As described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K we have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2014 and 2015 were effective. As a result, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2015.

While we continue with our efforts to remediate the identified weaknesses, we cannot assure you that our remediation efforts will be adequate to allow us to conclude that such controls will become effective during fiscal year 2016. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and also to continue to improve our operational, information technology, financial systems, and infrastructure, procedures and controls, as well as to continue to expand, train, retain, and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

While we have, following the restatement, significantly changed and enhanced our regular financial statement preparation and reporting processes (as described in our periodic reports filed with the SEC), as of the filing date of this Form 10-K, previously identified material weaknesses in our internal control over financial reporting have not have been fully remediated and we continue to:

•	make changes to our finance organization;

•	adopt new accounting and reporting processes and procedures;

•	enhance our revenue recognition and other existing accounting policies and procedures;

•	introduce new or enhanced accounting systems and processes; and

•	improve our internal control over financial reporting.

We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this Form 10-K, or that we will be able to stay current with our reporting obligations in the future.

We may not have sufficient insurance to cover our liability in any current or future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.

We face a variety of litigation-related liability risks, including potential liability for indemnification of (and advancement of expenses to) current and former directors, officers, and employees under certain circumstances, pursuant to our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law.

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

The market price of our common stock has historically experienced volatility. Our stock may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	our failure to accurately forecast revenues or operating results or to report financial or operating results within the range of our previously issued guidance;

•	our ability to produce accurate and timely financial statements;

•	whether our results meet analysts’ expectations;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our commencement of, or involvement in, litigation;

•	short sales, hedging or other derivative transactions involving shares of our common stock; and

•	shifts in financial markets and fluctuations of exchange rates.

Additionally, broader financial market and global economic trends may affect the market price of our common stock, regardless of our operating performance.

Delaware law and our charter documents may impede or discourage a takeover, which could reduce the market price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock, our stockholders rights plan and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

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

On June 15, 2015, we completed an offering of $125.0 million aggregate principal amount of the Notes. The Notes may be converted into shares of our common stock, at the election of the holder, if certain conditions are met, including, among other things, the last reported sale price of the common stock being greater than or equal to 130% of the conversion price of the notes (initially $21.94 per share) for at least 20 trading days within a period of 30 consecutive trading days. In the event the conditional conversion feature of the Notes is triggered and one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation by paying cash or by delivering shares of our common stock. Further, holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change, which generally means a merger, sale of all or substantially all of our assets, or other similar change of control transaction. To the extent we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash. The use of cash to settle our conversion obligation could adversely affect our liquidity. Further, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or to make cash payments in respect of Notes being converted. The Financing Agreement contains a restriction on our ability to settle conversions of the Notes with cash.

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

Our failure to repurchase Notes or pay any cash upon conversion of the Notes as required by the indenture governing the Notes would constitute a default under the indenture. This kind of default under the indenture would also constitute a default under the Financing Agreement, and it could constitute a default under agreements governing our future indebtedness. If the repayment of the indebtedness under the Financing Agreement, or any other indebtedness, were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

SEC and Department of Justice Inquiry

In April and May 2013, we received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to our disclosures regarding our accounting review and revenue transactions. On August 13, 2015, we received a letter from the SEC Division of Enforcement stating that the investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against us by the SEC. On October 20, 2015, we were notified by the Department of Justice that the Department of Justice intends to close its inquiry.

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

Due to the restatement of our September 30, 2012 and prior financial statements, and the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 25, 2014 and formally de-listed effective May 2, 2014. Following the suspension of trading, our common stock traded on the OTC Pink Tier under the symbol AVID. After we completed the restatement and became current in our SEC reporting obligations, our common stock resumed trading on the NASDAQ Global Select Market under the symbol AVID, effective December 8, 2014. The table below shows the high and low sales prices of our common stock for each calendar quarter of the fiscal years ended December 31, 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	$15.74	$12.66	$8.29	$4.93
Second Quarter	$17.90	$13.34	$7.64	$6.10
Third Quarter	$13.68	$7.62	$10.55	$7.45
Fourth Quarter	$9.04	$6.09	$14.48	$9.25

On March 10, 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.92 per share. The approximate number of holders of record of our common stock at March 10, 2016 was 301. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our Financing Agreement prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2010 through December 31, 2015 with the cumulative return during the period for:

•	the NASDAQ Composite Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2010 in our common stock, the NASDAQ Market Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

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

The Avid Peer Group Index for 2015 was composed of:  Black Box Corporation, Cray Inc., Harmonic Inc., Imation Corp., Pegasystems Inc., Progress Software Corporation, QLogic Corporation, Quantum Corporation, RealD Inc., RealNetworks, Inc., Rovi Corporation, Silicon Graphics International Corp., Synaptics, Inc., and Verint Systems Inc.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements. The selected condensed consolidated financial data as of December 31, 2011 has been derived from our unaudited consolidated financial statements, which were prepared on the same basis as our audited financial statements and reflect adjustments to our previously filed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Net revenues (1)	$505,595	$530,251	$563,412	$635,703	$766,885
Cost of revenues	197,445	204,471	223,909	249,008	261,718
Gross profit	308,150	325,780	339,503	386,695	505,167
Operating expenses:
Research and development	95,898	90,390	95,249	98,879	111,129
Marketing and selling	122,511	133,049	133,890	153,481	163,204
General and administrative	74,109	81,181	77,578	52,066	50,732
Amortization of intangible assets	2,354	1,626	2,648	4,254	8,528
Restructuring costs (recoveries), net	6,305	(165)	5,370	24,838	6,534
Total operating expenses	301,177	306,081	314,735	333,518	340,127
Operating income from continuing operations	6,973	19,699	24,768	53,177	165,040
Other expense, net	(6,408)	(2,783)	(676)	(2,041)	(1,945)
Income from continuing operations before income taxes	565	16,916	24,092	51,136	163,095
(Benefit from) provision for income taxes	(1,915)	2,188	2,939	4,049	635
Income from continuing operations, net of tax	2,480	14,728	21,153	47,087	162,460
Discontinued operations: (2)
Gain on divestiture of consumer business	—	—	—	37,972	—
Income from divested operations	—	—	—	7,832	63,907
Income from discontinued operations	—	—	—	45,804	63,907
Net income	$2,480	$14,728	$21,153	$92,891	$226,367
Income per share - basic:
Income per share from continuing operations, net of tax – basic	$0.06	$0.38	$0.54	1.21	4.23
Income per share from discontinued operations – basic	—	—	—	1.18	1.66
Net income per common share – basic	$0.06	$0.38	$0.54	$2.39	$5.89
Income per share - diluted:
Income per share from continuing operations, net of tax – diluted	$0.06	$0.38	$0.54	1.21	4.22
Income per share from discontinued operations – diluted	—	—	—	1.18	1.65
Net income per common share – diluted	$0.06	$0.38	$0.54	$2.39	$5.87
Weighted-average common shares outstanding – basic	39,423	39,147	39,044	38,804	38,435
Weighted-average common shares outstanding – diluted	40,380	39,267	39,070	38,836	38,534

(1)
Our revenues and operating results have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted ASU No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and Implied Maintenance PCS and other service and support elements are recognized as services are rendered. See our policy on “Revenue Recognition” in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the effects of the changes to our revenue recognition policies on our financial results.

(2)	On July 2, 2012, we exited our consumer business through a sale of the assets of that business. The disposition of our consumer business qualified for presentation as discontinued operations.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and marketable securities	$17,902	$25,056	$48,203	$70,390	$32,855
Working capital deficit (1)	(167,450)	(157,492)	(133,517)	(96,380)	(228,277)
Total assets	247,926	191,599	235,142	294,361	340,590
Deferred revenues (current and long-term amounts)	348,382	414,840	466,832	558,485	697,124
Long-term liabilities (1)	272,599	222,641	270,594	347,074	346,913
Total stockholders’ deficit	(329,572)	(341,070)	(359,335)	(385,592)	(490,874)

(1)
The presentation of prior year working capital deficit and long-term liability amounts have been changed to reflect our retrospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present all deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet.

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

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association (“ACA”). Avid Everywhere is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by tightly integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and deepen relationships between our customers and us.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. In 2014 we began offering subscription based licensing options for some of our products and solutions.  These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including in connection with the restructuring plan announced in February 2016, as described in more detail in Item 1. Business - Recent Events as part of which we are realigning our employee base to better serve our customers’ needs. We expect these initiatives will be completed in mid-2017.

Financial Summary

Revenues

Net revenues were $505.6 million, $530.3 million and $563.4 million, respectively, for 2015, 2014 and 2013. The decreases in revenues were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010. As described further in “Critical Accounting Polices and Estimates,” our adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of this change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming year as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each year without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage decreased to 60.9% in 2015, compared to 61.4% for 2014. The decrease in gross margin was primarily due to the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010, which carry a 100% gross margin, partially offset by the revenue recognized as a result of our conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended and improved product mix.

Operating Expenses

Our total operating expenses for 2015 decreased to $301.2 million, from $306.1 million for 2014. This decrease was primarily due to a decrease in restatement-related expense and marketing and selling expense in 2015, partially offset by an increase in our acquisition-related expense and R&D expense.

Liquidity

At December 31, 2015, our cash balance was $17.9 million, a decrease of $7.2 million from December 31, 2014. On February 26, 2016, we entered into a term loan with an aggregate principal amount of $100 million and up to a maximum of $5 million in revolving credit (collectively, the “Financing Agreement”). All outstanding loans under the Financing Agreement will become due and payable in February 2021 or in May 2020 if the $125.0 million in outstanding principal from the 2.00% convertible senior notes due June 15, 2020 have not been repaid or refinanced. The Financing Agreement requires us to comply with a financial statement covenant that stipulates a maximum leverage ratio commencing in June 30, 2016.

Concurrent with entering into the Financing Agreement, we terminated our existing revolving credit agreement, and repaid all outstanding borrowings under the revolving credit agreement. There were no penalties paid by us in connection with the termination of the revolving credit agreement.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for the Media Composer, Pro Tools and Sibelius product lines. On Media Composer 8.0 in particular, which was released in May 2014, management has (i) clearly communicated a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implemented robust digital rights management tools to enforce the policy. With the new policy and technology for Media Composer 8.0 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the third quarter of 2015 that Implied Maintenance Release PCS for Media Composer 8.0 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended, revenue and net income for the twelve months ended December 31, 2015 increased by approximately $13.0 million, reflecting the recognition of orders received after the launch of Media Composer 8.0 that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $9.5 million of revenue during the twelve months ended December 31, 2015.  Management also concluded in the fourth quarter of 2015 that Implied Maintenance Release PCS on Sibelius 8.0 had ended, which did not have a significant impact on revenue recognition for the twelve months ended December 31, 2015. Management will continue to evaluate the judgment of whether Implied Maintenance Release PCS exists on each product line and version. If and when management concludes Implied Maintenance Release PCS no longer exists for other product lines or versions in future quarters, software revenue related to orders affected will be accelerated and prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. We believe it is likely that the presumption of Implied Maintenance Release PCS for Pro Tools 12 will be overcome during the year ended December 31, 2016.

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

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for most arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in many of our arrangements.

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

We have also issued stock option grants or restricted stock unit awards with vesting based on market conditions, which historically included Avid’s stock price or performance conditions, generally our adjusted EBITDA. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo simulation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our gross deferred tax assets, which totaled approximately $425 million at December 31, 2015, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. At December 31, 2015 and 2014, the amounts recorded for unrecognized tax benefits in our consolidated balance sheets totaled $26.0 million and $25.8 million, respectively, including interest and penalties. If these benefits had been recognized, a reduction of our income tax provision of $3.2 million and $0.8 million would have resulted at December 31, 2015 and 2014.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net revenues:
Product revenues	66.5%	71.4%	70.2%
Services revenues	33.5%	28.6%	29.8%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.1%	38.6%	39.7%
Gross margin	60.9%	61.4%	60.3%
Operating expenses:
Research and development	19.0%	17.0%	16.9%
Marketing and selling	24.2%	25.1%	23.8%
General and administrative	14.7%	15.3%	13.8%
Amortization of intangible assets	0.5%	0.3%	0.5%
Restructuring costs, net	1.2%	—%	1.0%
Total operating expenses	59.6%	57.7%	55.9%
Operating income	1.3%	3.7%	4.4%
Interest and other income (expense), net	(1.2)%	(0.5)%	(0.1)%
Income before income taxes	0.1%	3.2%	4.3%
(Benefit) provision for income taxes	(0.4)%	0.4%	0.5%
Net income	0.5%	2.8%	3.8%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content creation, distribution and monetization, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly and annual operating results to vary.

Net Revenues for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$201,559	$(31,905)	(13.7)%	$233,464
Audio products and solutions	134,812	(10,351)	(7.1)%	145,163
Total products and solutions	336,371	(42,256)	(11.2)%	378,627
Services	169,224	17,600	11.6%	151,624
Total net revenues	$505,595	$(24,656)	(4.6)%	$530,251

Net Revenues for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions	$233,464	$(9,709)	(4.0)%	$243,173
Audio products and solutions	145,163	(7,195)	(4.7)%	152,358
Total products and solutions	378,627	(16,904)	(4.3)%	395,531
Services	151,624	(16,257)	(9.7)%	167,881
Total net revenues	$530,251	$(33,161)	(5.9)%	$563,412

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
United States	37%	36%	39%
Other Americas	7%	9%	7%
Europe, Middle East and Africa	41%	41%	38%
Asia-Pacific	15%	14%	16%

Video Products and Solutions Revenues

2015 Compared to 2014

Video products and solutions revenues decreased $31.9 million, or 13.7%, for 2015, compared to 2014. The decrease in video revenues was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. Revenues for the twelve months ended December 31, 2014 were also higher due to increased demand attributable to the 2014 Winter Olympics and 2014 FIFA World Cup events. Declines in video products and solutions revenue in 2015 were partially offset by the impact of additional revenue attributed to the sale of Orad products after completion of the acquisition on June 23, 2015.

2014 Compared to 2013

Video products and solutions revenues decreased $9.7 million, or 4.0%, for 2014, compared to 2013. The decrease in video revenues was primarily impacted by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Audio Products and Solutions Revenues

2015 Compared to 2014

Audio products and solutions revenues decreased $10.4 million, or 7.1%, for 2015, compared to 2014. The decrease in audio revenues was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. Also contributing to the decrease in audio revenues for the year ended December 31, 2015 were delays in the development of certain features related to Pro Tools 12 software, which reduced revenue recognition and, along with price points that were inconsistent with market dynamics, negatively impacted new product bookings.

2014 Compared to 2013

Audio products and solutions revenues decreased $7.2 million, or 4.7%, for 2014, compared to 2013. The decrease in audio revenues was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

2015 Compared to 2014

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $17.6 million, or 11.6%, increase in services revenues for 2015, compared to 2014, was primarily the result of the determination that Implied Maintenance Release PCS on Media Composer 8.0 no longer exists, resulting in accelerated recognition of maintenance revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The increased revenues in 2015 reflected the recognition of orders received after the release of Media Composer 8.0 that would have qualified for earlier recognition under GAAP.

2014 Compared to 2013

The $16.3 million, or 9.7%, decrease in services revenues for 2014, compared to 2013, was primarily the result of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Revenue Backlog

At December 31, 2015, we had revenue backlog of approximately $552 million, compared to $540 million at December 31, 2014. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues in our balance sheet and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed.

A meaningful, albeit rapidly declining portion of our revenue backlog is attributable to deferred revenue related to transactions that occurred prior to our January 1, 2011 adoption of the accounting guidance related to multiple-element arrangements (ASU No. 2009-13) and the accounting guidance related to differentiating software and hardware in a combined product offering (ASU No. 2009-14). Prior to our adoption of ASU No. 2009-14, the majority of our products were subject to software revenue recognition guidance that required us to recognize revenue ratably for periods as long as eight years from product delivery because we did not have VSOE of fair value for the Implied Maintenance Release PCS deliverable included in most of our customer arrangements. Upon adoption of ASU No. 2009-14, most of our products are now excluded from the scope of software revenue recognition, resulting in recognition of arrangement consideration upon product shipments (based on management’s best estimate of selling price) with only the arrangement consideration attributable to Implied Maintenance Release PCS being recognized ratably over an extended period of time. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming year as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions.

The expected timing of recognition of revenue backlog as revenue in the future is as follows as of December 31, 2015 (in thousands):

	For the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Orders executed prior to January 1, 2011	$24,772	$952	$144	$—	$—	$—	$25,868
Orders executed or materially modified on or after January 1, 2011	244,112	117,458	68,011	35,292	21,407	39,938	526,218
	$268,884	$118,410	$68,155	$35,292	$21,407	$39,938	$552,086

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

Costs of Revenues for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$131,881	$(11,884)	(8.3)%	$143,765
Services	61,501	845	1.4%	60,656
Amortization of intangible assets	4,063	4,013	8,026.0%	50
Total cost of revenues	197,445	(7,026)	(3.4)%	204,471

Gross profit	$308,150	$(17,630)	(5.4)%	$325,780

Costs of Revenues for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Products	$143,765	$(15,499)	(9.7)%	$159,264
Services	60,656	(2,521)	(4.0)%	63,177
Amortization of intangible assets	50	(1,418)	(96.6)%	1,468
Total costs of revenues	204,471	(19,438)	(8.7)%	223,909

Gross profit	$325,780	$(13,723)	(4.0)%	$339,503

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2015 decreased slightly to 60.9%, from 61.4% for 2014. The decrease in gross margin was primarily due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010, partially offset by the revenue recognized from the ended Implied Maintenance Release PCS on Media Composer 8.0 and improved product mix. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balance are largely amortized by 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted as these revenues decline.

Gross Margin % for the Years Ended December 31, 2015, 2014 and 2013
	2015 Gross Margin %	(Decrease) Increase in Gross Margin %	2014 Gross Margin %	Increase (Decrease) in Gross Margin %	2013 Gross Margin %
Products	60.8%	(1.2)%	62.0%	2.3%	59.7%
Services	63.7%	3.7%	60.0%	(2.4)%	62.4%
Total Gross Margin	60.9%	(0.5)%	61.4%	1.1%	60.3%

2015 Compared to 2014

The decrease in products gross margin percentage for 2015, compared to 2014, was primarily due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

The increase in services gross margin percentage for 2015, compared to 2014, was attributable to the revenue recognized as a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended and improved product mix.

2014 Compared to 2013

The increase in products gross margin percentage for 2014, compared to 2013, was driven by the cost reduction initiatives, partially offset by the impact of the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

The decrease in services gross margin percentage for 2014, compared to 2013, was due to lower services revenues on relatively fixed costs. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balance are largely amortized by 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted as these revenues decline.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development expenses	$95,898	$5,508	6.1%	$90,390
Marketing and selling expenses	122,511	(10,538)	(7.9)%	133,049
General and administrative expenses	74,109	(7,072)	(8.7)%	81,181
Amortization of intangible assets	2,354	728	44.8%	1,626
Restructuring (recoveries) costs, net	6,305	6,470	(3,921.2)%	(165)
Total operating expenses	$301,177	$(4,904)	(1.6)%	$306,081

Operating income	$6,973	$(12,726)	(64.6)%	$19,699

Operating Expenses and Operating Income for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$90,390	$(4,859)	(5.1)%	$95,249
Marketing and selling expenses	133,049	(841)	(0.6)%	133,890
General and administrative expenses	81,181	3,603	4.6%	77,578
Amortization of intangible assets	1,626	(1,022)	(38.6)%	2,648
Restructuring costs, net	(165)	(5,535)	(103.1)%	5,370
Total operating expenses	$306,081	$(8,654)	(2.7)%	$314,735

Operating income	$19,699	$(5,069)	(20.5)%	$24,768

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses increased $5.5 million, or 6.1%, during the year ended December 31, 2015, compared to 2014. The table below provides further details regarding the changes in components of R&D expense.

Year-Over-Year Change in Research and Development Expenses for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015 Increase/(Decrease) From 2014		2014 Increase/(Decrease) From 2013
	$	%	$	%
Consulting and outside services	$3,209	21.2%	$973	6.9%
Facilities and information technology	1,214	7.8%	(2,050)	(11.6)%
Computer hardware and supplies	718	14.9%	1,467	43.8%
Personnel-related	598	1.1%	(5,150)	(8.9)%
Other expenses	(231)	(9.7)%	(99)	(4.0)%
Total research and development expenses (decrease)/increase	$5,508	6.1%	$(4,859)	(5.1)%

2015 Compared to 2014

The increases in consulting and outside services and computer hardware and supplies expenses for 2015, compared to 2014, were primarily the result of the timing of certain development projects in 2015, compared to 2014, as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The increase in personnel-related expenses for 2015, compared to 2014, was due to Orad R&D personnel-related expenses, partially offset by decreased incentive-based compensation accrual and stock-based compensation costs. The increase in facilities and information technology expenses for 2015, compared 2014, was a result of R&D headcount increase and higher usage.

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

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $10.5 million, or 7.9%, during the year ended December 31, 2015, compared to 2014. The table below provides further details regarding the changes in components of marketing and selling expense.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015 Decrease From 2014		2014 Decrease From 2013
	$	%	$	%
Facilities and information technology infrastructure	$(4,607)	(14.4)%	$(342)	(1.1)%
Personnel-related	(3,461)	(4.5)%	1,536	2.1%
Foreign exchange losses (gains)	(2,137)	(235.3)%	721	385.4%
Consulting and outside services	(1,278)	(6.5)%	1,478	8.2%
Product introduction	—	—%	(3,666)	100.2%
Web advertising	755	4,541.4%	—	—%
Other expenses	190	4.4%	(568)	(11.0)%
Total marketing and selling expenses decrease	$(10,538)	(7.9)%	$(841)	(0.6)%

2015 Compared to 2014

The decrease in facilities and information technology infrastructure expenses for 2015, compared to 2014, was primarily the result of less usage of facilities and information technology in 2015. The decrease in personnel-related expenses for 2015, compared to 2014, was primarily due to decreased incentive-based compensation accrual, commission expenses and stock-based compensation costs. The decrease in consulting and outside services expenses was primarily due to our cost reduction initiatives. The web advertising expenses were related to our large advertising campaigns in 2015, which was not present at the same level during 2014. The net foreign exchange gains (specifically, resulting from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.3 million for 2015, compared to losses of $(0.9) million in 2014. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

2014 Compared to 2013

The decrease in product introduction expenses in 2014 was the result of significant new product introductions during 2013, which was not present at the same level in 2014. The increase in consulting and outside services expenses for 2014, compared to 2013, was primarily the result of costs related to our Avid Customer Association, or ACA, which was launched in September 2013, and the inaugural ACA events, Avid Connect and Avid Connect Europe, which took place in April 2014 and September 2014, respectively. The increase in personnel-related expenses for 2014, compared to 2013, was primarily due to increased incentive-based compensation accrual, commission expenses and stock-based compensation costs. The net foreign exchange losses were $0.9 million for 2014, compared to losses of $0.2 million in the 2013 period.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $7.1 million, or 8.7%, during the year ended December 31, 2015, compared to 2014. The table below provides further details regarding the changes in components of general and administrative expense.

Year-Over-Year Change in General and Administrative Expenses for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015 (Decrease)/Increase From 2014		2014 Increase From 2013
	$	%	$	%
Consulting and outside services	$(17,426)	(47.4)%	$256	0.7%
Merger and acquisition	11,162	100.0%	—	—%
Personnel-related	(1,733)	(5.5)%	2,325	8.0%
Facilities and information technology	480	4.9%	848	9.4%
Other expenses	445	12.5%	174	5.2%
Total general and administrative expenses (decrease)/increase	$(7,072)	(8.7)%	$3,603	4.6%

2015 Compared to 2014

The decrease in consulting and outside services expenses for 2015, compared to 2014, was primarily the result of a decrease in restatement-related costs and litigation expenses. The merger and acquisition expenses in 2015 were primarily the professional and consulting services expenses related to the acquisition and integration of Orad. The decrease in personnel-related expenses for 2015, compared to 2014, was primarily the result of decreased incentive-based compensation accrual.

2014 Compared to 2013

The increase in personnel-related expenses for 2014, compared to 2013, was primarily due to an increase in incentive-based compensation accrual and stock based compensation expenses, partially offset by a decrease in salaries expenses and management transition related costs. The increase in facilities and information technology infrastructure costs was primarily the result of increased usage of facilities costs by the general and administrative function.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015 Increase From 2014		2014 Decrease From 2013
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$4,013	8,026.0%	$(1,418)	(96.6)%
Amortization of intangible assets recorded in operating expenses	728	44.8%	(1,022)	(38.6)%
Total amortization of intangible assets	$4,741	282.9%	$(2,440)	(59.3)%

2015 Compared to 2014

The increase in amortization of intangible assets for 2015, compared to 2014, was the result of the intangible assets that we acquired through our acquisition of Orad in June 2015. We had $32.3 million of unamortized balance of our identifiable intangible assets related to the Orad acquisition, and $0.9 million of unamortized balance related to all other acquisitions at December 31, 2015. We expect amortization of these intangible assets to be approximately $10.3 million in 2016 and $9.3 million in 2017. See Note J, Intangible Assets, to our Consolidated Financial Statements in Item 8 for further information regarding our identifiable intangible assets.

2014 Compared to 2013

The decrease in amortization of intangible assets recorded in cost of revenues and operating expenses during 2014, compared to 2013, was primarily the result of certain acquired intangible assets becoming fully amortized.

Restructuring Costs, Net

2016 Restructuring Plan

In the first quarter of 2016, we commenced restructuring actions that are part of a broad restructuring plan encompassing a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, we expect to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of approximately $68 million.

The restructuring charges of $5.8 million recorded during the quarter ended December 31, 2015, represented an initial elimination of 111 positions worldwide during January and February of 2016.

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

All of the restructuring costs related to 2013 restructuring actions were fully paid as of December 31, 2015, no further actions are anticipated.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Income (Expense)	$	%	Income (Expense)
Interest income	$113	$(13)	(10.3)%	$126
Interest expense	(6,346)	(4,575)	258.3%	(1,771)
Other income (expense), net	(175)	963	(84.6)%	(1,138)
Total interest and other income (expense), net	$(6,408)	$(3,625)	130.3%	$(2,783)

Interest and Other Income (Expense) for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Income (Expense)	$	%	Income (Expense)
Interest income	$126	$(429)	(77.3)%	$555
Interest expense	(1,771)	(197)	12.5%	(1,574)
Other income (expense), net	(1,138)	(1,481)	(431.8)%	343
Total interest and other income (expense), net	$(2,783)	$(2,107)	311.7%	$(676)

2015 Compared to 2014

The increase in interest expense for 2015, compared to 2014, was due to the interest on our outstanding 2.00% convertible senior notes and related debt discount accretion. See Note R, Long Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 for further information. The decrease in other expense for 2015, compared to 2014, was primarily the result of changes in the valuation of a deferred compensation plan. With the increase in our debt, we expect interest expense to increase in 2016.

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

(Benefit from) Provision for Income Taxes

Provision for Income Taxes for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Benefit	$	%	Provision
Provision for income taxes	$(1,915)	$(4,103)	(187.5)%	$2,188

Provision for Income Taxes for the Years Ended December 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes	$2,188	$(751)	(25.6)%	$2,939

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was (338.9)%, 12.9% and 12.2%, respectively, for 2015, 2014 and 2013. Our 2015 provision for income taxes decreased by $4.1 million from 2014, primarily due to a benefit of $6.5 million that was recorded as a discrete item resulting from the creation of a deferred tax liability associated with the portion of the convertible note offering that was classified within stockholders’ equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the convertible senior notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets, which resulted in the release of a valuation allowance, totaling $6.5 million reflected as an income tax benefit. The $6.5 million benefit was primarily offset by increased foreign profits, where we currently pay income taxes.

Our 2014 provision for income taxes decreased by $0.8 million from 2013, primarily as a result of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty and a $0.5 million benefit associated with a change in the Company’s indefinite reinvestment assertion with respect to its Canadian subsidiary. During 2013 there were no significant discrete tax items that impacted the tax provision.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2015 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with the proceeds of long-term debt, including from the issuance of the convertible senior notes due 2020, and borrowings under our credit facilities.

At December 31, 2015, our principal sources of liquidity included cash and cash equivalents totaling $17.9 million and available borrowings of $27.0 million under our credit agreement with KeyBank National Association, as administrative agent, and the other lender parties (the “KeyBank Credit Agreement”), with total liquidity aggregating approximately $44.9 million. At

December 31, 2015, our working capital was $(167.5) million, compared to $(157.5) million at December 31, 2014. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded on our balance sheet, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues. The satisfaction of the obligations that give rise to the deferred revenue are not expected to require significant use of cash in 2016.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, our acquisition of businesses or technologies, obligations under restructuring programs, and our debt servicing costs. We are continuing to focus on maintaining adequate liquidity and further reducing costs and improving our operational efficiency, including pursuant to the restructuring program we announced in February 2016. We believe that we will have sufficient cash, cash equivalents, funds generated from operations and funds available under the Credit Facility to meet our operational objectives for at least the next 12 months, as well as for the foreseeable future. However, if our cash needs fluctuate significantly we may not have sufficient liquidity to meet all of our obligations. We may need additional financing in the future, the availability of which will depend on a variety of factors such as our future financial and operating performance and financial market conditions. We may have difficulty obtaining additional financing on attractive terms or at all.

Cerberus Financing Agreement

On February 26, 2016, we entered into a financing agreement with Cerberus Business Finance, LLC, as collateral and administrative agent, and other lender parties (the “Cerberus Financing Agreement”). Pursuant to the Cerberus Financing Agreement, the lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility of up to a maximum of $5 million in borrowings outstanding at any time (the “Credit Facility”). We borrowed the full amount of the Term Loan, or $100 million, as of the closing date, but did not borrow any amount under the Credit Facility as of the Closing Date. All outstanding loans under the Cerberus Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to the scheduled maturity date of our outstanding 2.00% convertible senior notes due 2020, which is June 15, 2020. Prior to the maturity of the Credit Facility, any amounts borrowed under the Credit Facility may be repaid and, subject to the terms and conditions of the Cerberus Financing Agreement, reborrowed in whole or in part without penalty.

Concurrently with the entry into the Cerberus Financing Agreement, we terminated the KeyBank Credit Agreement and repaid all outstanding borrowings under such agreement. There were no penalties paid by us in connection with this termination. In addition to repaying borrowings under the KeyBank Credit Agreement, the Term Loan proceeds will be used to fund the Company’s restructuring program announced in February 2016 and to provide ongoing liquidity, including to fund operations.

Financial terms and prepayments. Interest accrues on outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Term Loan is subject to a $1.25 million mandatory principal amortization per quarter commencing in June 2016. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Company must pay to the lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum on an amount equal to (1) the total lending commitments under the Credit Facility less (2) the average daily amount of the outstanding borrowings under the Credit Facility during the immediately preceding month. During the term of the Credit Facility, the Company is entitled to reduce the maximum amounts of the lenders’ commitments under the Credit Facility, subject to the payment of certain fees based on the amount of any reduction. In addition, subject to limited exceptions the Company will be required to prepay the borrowings under the Cerberus Financing Agreement with proceeds it receives from specified events, including sales of assets, tax refunds, legal judgments and settlements, third party indemnities insurance proceeds and condemnation awards. Each year the Company will be required to prepay the borrowings under the Cerberus Financing Agreement in an amount equal to 50% of the excess cash flow of the Company.

Collateral and guarantees. The Company and its subsidiary, Avid Technology Worldwide, Inc. (“Avid Worldwide”), granted a security interest on substantially all of their assets to secure the obligations of all obligors under the Term Loan and the Credit Facility. Avid Worldwide provided a guarantee of all the Company’s obligations under the Cerberus Financing Agreement. Future subsidiaries of the Company (other than certain foreign and immaterial subsidiaries) are also required to become a party to the applicable security agreements and guarantee the obligations under the Cerberus Financing Agreement.

Financial and other covenants. The Cerberus Financing Agreement contains customary representations and warranties and covenants.  These include covenants requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20,000,000 in any fiscal year.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends, and engaging in transactions with affiliates. Certain exceptions to these restrictive covenants are not available in the event the Company’s liquidity (defined as cash held in U.S. accounts and availability under the Credit Facility) is less than $30.0 million.

Events of default. The Cerberus Financing Agreement contains customary events of default under which the Company’s payment obligations may be accelerated. These events of default include, among others, failure to pay amounts payable under the Cerberus Financing Agreement when due, breach of representations and warranties, failure to perform covenants, a change of control, default or acceleration of material indebtedness, certain judgments and certain impairments to the collateral.

2.00% Convertible Senior Notes

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020 (the “Notes”). The net proceeds from the offering were $120.3 million after deducting the offering expenses. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. In connection with the offering of the Notes, on June 9, 2015, we entered into a capped call derivative transaction with a third party (the “Capped Call”). The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by us when and if the Notes are converted. The Capped Call expires on June 15, 2020.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(34,026)	$(9,897)	$(9,145)
Net cash used in investing activities	(81,796)	(11,800)	(11,536)
Net cash provided by (used in) financing activities	109,558	(436)	(96)
Effect of foreign currency exchange rates on cash and cash equivalents	(890)	(1,014)	(1,410)
Net decrease in cash and cash equivalents	$(7,154)	$(23,147)	$(22,187)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $34.0 million for the year ended December 31, 2015. The cash usage during 2015 was primarily attributable to the annual bonus payments, product development costs, and the professional and consulting services related to the acquisition of Orad.

Cash Flows from Investing Activities

For the year ended December 31, 2015, the net cash flow used in investing activities reflected $66.0 million used for our acquisition of Orad, and $15.3 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2015, the net cash flow provided by financing activities reflected $120.4 million net proceeds from the Notes due 2020, $10.1 million paid for the Capped Call, $8.0 million paid for the shares of common stock we repurchased, and $1.2 million issuance costs paid for our Credit Agreement with KeyBank. At December 31, 2015, we had $5.0 million in outstanding borrowings under our Credit Agreement with Keybank, which was repaid on February 26, 2016 without penalties.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2015 under existing lease agreements and commitments to purchase inventory and other goods and services (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$68,031	$17,825	$25,251	$18,242	$6,713
Unconditional purchase obligations (a)	39,500	39,500	—	—	—
	$107,531	$57,325	$25,251	$18,242	$6,713

(a)
At December 31, 2015, we had entered into purchase commitments for certain inventory and other goods and services used in our normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2015 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$3,217	$121	$3,096	$—	$—
Stand-by letters of credit	2,566	723	560	1,283	—
	$5,783	$844	$3,656	$1,283	$—
We have the Notes of $125.0 million maturing in June 2020 with semi-annual interest payment of $1.3 million. On February 26, 2016, we entered into the Financing Agreement and borrowed the full amount of the Term Loan, or $100 million, as described in more detail in Item 1. Business - Recent Events.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space and other leases. In the event of default on the underlying leases, the landlords would, at December 31, 2015, be eligible to draw against the letters of credit to a maximum of $2.2 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

In addition, we have letters of credit totaling $0.4 million that support our ongoing operations. These letters of credit have various terms and expire during 2016 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Early adoption is permitted for financial statements that have not been previously issued. We incurred transaction costs of $4.7 million relating to the issuance of the Notes, and have adopted the guidance in 2015. In accounting for the transaction costs, we allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method.

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

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current in a classified balance sheet. The standard simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning December 15, 2016. Early adoption is permitted. We early adopted the guidance to simplify our reporting for the current year and have disclosed the nature of and reason for the change in accounting principle in accordance with the guidance. Prior balance sheets were retrospectively adjusted, resulting in a $0.3 million reclassification of current DTAs to long-term DTAs in the consolidated balance sheet at December 31, 2014.

On February 25, 2016, the FASB issued new lease accounting standard, ASU 2016-02, Leases (Topic 842). Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for us on January 1, 2019, and early adoption is permitted upon issuance. We are evaluating the potential impact of adopting this standard our its financial statements.

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

We had no outstanding foreign currency forward contracts and short-term foreign currency spot contracts at December 31, 2015. We assumed from Orad outstanding foreign currency spot contracts and call and put options to hedge cash flow risks associated with foreign exchange rates. The aggregate notional value of the outstanding contracts and options was $1.0 million at December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, we recorded net gains (losses) of $1.3 million, $(0.9) million and $(0.2) million, respectively, that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2015, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

At December 31, 2015, we maintained a revolving Credit Facility with Keybank that allowed us to borrow up to $35.0 million. We had $5.0 million in outstanding borrowings under our Credit Facility with Keybank at December 31, 2015, which was repaid on February 26, 2016 without penalties. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Facility with Keybank would not have had a material impact on our financial position, results of operations or cash flows.

On February 26, 2016, we borrowed $100.0 million under the Term Loan, that bears interest at approximately 7.75%. We also maintain a revolving Credit Facility that allows us to borrow up to $5.0 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of the Notes pursuant to the terms of an indenture. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an adverse opinion on the Company's internal control over financial reporting due to the material weaknesses identified.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2016

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues:
Products	$336,371	$378,627	$395,531
Services	169,224	151,624	167,881
Total net revenues	505,595	530,251	563,412
Cost of revenues:
Products	131,881	143,765	159,264
Services	61,501	60,656	63,177
Amortization of intangible assets	4,063	50	1,468
Total cost of revenues	197,445	204,471	223,909
Gross profit	308,150	325,780	339,503
Operating expenses:
Research and development	95,898	90,390	95,249
Marketing and selling	122,511	133,049	133,890
General and administrative	74,109	81,181	77,578
Amortization of intangible assets	2,354	1,626	2,648
Restructuring costs (recoveries), net	6,305	(165)	5,370
Total operating expenses	301,177	306,081	314,735
Operating income	6,973	19,699	24,768
Interest income	113	126	555
Interest expense	(6,346)	(1,771)	(1,574)
Other (expense) income, net	(175)	(1,138)	343
Income before income taxes	565	16,916	24,092
(Benefit) provision for income taxes	(1,915)	2,188	2,939
Net income	$2,480	$14,728	$21,153

Net income per common share – basic and diluted	$0.06	$0.38	$0.54

Weighted-average common shares outstanding – basic	39,423	39,147	39,044
Weighted-average common shares outstanding – diluted	40,380	39,267	39,070

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$2,480	$14,728	$21,153

Other comprehensive loss:
Foreign currency translation adjustments	(6,566)	(7,540)	(1,717)

Comprehensive (loss) income	$(4,086)	$7,188	$19,436

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$17,902	$25,056
Accounts receivable, net of allowances of $9,226 and $10,692 at December 31, 2015 and 2014, respectively	58,807	54,655
Inventories	48,073	48,001
Prepaid expenses	6,548	6,892
Other current assets	6,119	17,932
Total current assets	137,449	152,536
Property and equipment, net	35,481	32,136
Intangible assets, net	33,219	2,445
Goodwill	32,643	—
Long-term deferred tax assets, net	2,011	2,208
Other long-term assets	7,123	2,274
Total assets	$247,926	$191,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$45,511	$32,951
Accrued compensation and benefits	28,124	32,636
Accrued expenses and other current liabilities	35,354	32,353
Income taxes payable	1,023	5,480
Short-term debt	5,000	—
Deferred revenues	189,887	206,608
Total current liabilities	304,899	310,028
Long-term debt	95,950	—
Long-term deferred tax liabilities, net	3,443	136
Long-term deferred revenues	158,495	208,232
Other long-term liabilities	14,711	14,273
Total liabilities	577,498	532,669

Commitments and contingencies (Note L)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares issued, and 39,530 shares and 39,294 shares outstanding at December 31, 2015 and 2014, respectively	423	423
Additional paid-in capital	1,055,838	1,049,969
Accumulated deficit	(1,319,318)	(1,321,798)
Treasury stock at cost, net of reissuances, 2,809 shares and 3,045 shares at December 31, 2015 and 2014, respectively	(58,336)	(68,051)
Accumulated other comprehensive loss	(8,179)	(1,613)
Total stockholders’ deficit	(329,572)	(341,070)
Total liabilities and stockholders’ deficit	$247,926	$191,599

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2013	42,339	(3,403)	423	1,039,562	(1,357,679)	(75,542)	7,644	(385,592)

Stock issued pursuant to employee stock plans		146		(3,095)		2,999		(96)

Stock-based compensation				6,917				6,917

Net income					21,153			21,153

Other comprehensive loss							(1,717)	(1,717)
Balances at December 31, 2013	42,339	(3,257)	423	1,043,384	(1,336,526)	(72,543)	5,927	(359,335)

Stock issued pursuant to employee stock plans		212		(4,928)		4,492		(436)

Stock-based compensation				11,513				11,513

Net income					14,728			14,728

Other comprehensive loss							(7,540)	(7,540)
Balances at December 31, 2014	42,339	(3,045)	423	1,049,969	(1,321,798)	(68,051)	(1,613)	(341,070)

Stock issued pursuant to employee stock plans		823		(14,215)		17,691		3,476

Stock-based compensation				9,514				9,514

Convertible senior notes conversion feature (net of taxes of $6,493 and net of issuance cost of $1,088)				20,718				20,718

Purchase of capped call transaction				(10,125)				(10,125)

Repurchase of common stock		(587)		(23)		(7,976)		(7,999)

Net income					2,480			2,480

Other comprehensive loss							(6,566)	(6,566)
Balances at December 31, 2015	42,339	(2,809)	$423	$1,055,838	$(1,319,318)	$(58,336)	$(8,179)	$(329,572)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$2,480	$14,728	$21,153
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,088	17,954	22,767
(Recovery) provision for doubtful accounts	(23)	(143)	157
Gain on sales of assets	—	—	(125)
Stock-based compensation expense	9,514	11,513	6,917
Non-cash interest expense	2,890	220	294
Unrealized foreign currency transaction gains	(7,013)	(6,730)	(10)
(Benefit) provision for deferred taxes	(6,693)	69	730
Changes in operating assets and liabilities:
Accounts receivable	2,442	2,258	11,030
Inventories	3,056	12,122	9,021
Prepaid expenses and other current assets	10,000	(2,130)	4,393
Accounts payable	11,232	(947)	(1,416)
Accrued expenses, compensation and benefits and other liabilities	(11,842)	(5,758)	8,932
Income taxes payable	(1,041)	(1,090)	(1,324)
Deferred revenues	(69,116)	(51,963)	(91,664)
Net cash used in operating activities	(34,026)	(9,897)	(9,145)

Cash flows from investing activities:
Purchases of property and equipment	(15,330)	(13,292)	(11,625)
Change in other long-term assets	(43)	(8)	(36)
Payments for business acquisitions, net of cash acquired	(65,967)	—	—
Proceeds from divestiture of consumer business	—	1,500	—
Proceeds from sale of assets	—	—	125
Increase in restricted cash	(456)	—	—
Net cash used in investing activities	(81,796)	(11,800)	(11,536)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	120,401	—	—
Payments for repurchase of common stock	(7,999)	—	—
Cash paid for capped call transaction	(10,125)	—	—
Proceeds from the issuance of common stock under employee stock plans	5,035	252	177
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,559)	(688)	(273)
Proceeds from revolving credit facilities	70,500	25,500	—
Payments on revolving credit facilities	(65,500)	(25,500)	—
Payments for credit facility issuance costs	(1,195)	—	—
Net cash provided by (used in) financing activities	109,558	(436)	(96)

Effect of exchange rate changes on cash and cash equivalents	(890)	(1,014)	(1,410)
Net decrease in cash and cash equivalents	(7,154)	(23,147)	(22,187)
Cash and cash equivalents at beginning of year	25,056	48,203	70,390
Cash and cash equivalents at end of year	$17,902	$25,056	$48,203

Supplemental information:
Cash paid for income taxes, net of refunds	$2,251	$2,146	$2,173
Cash paid for interest	3,456	1,551	1,281
Non-cash transaction – property and equipment included in accounts payable or accruals	500	—	—
Issuance costs for long-term debt	130	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS

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

Management Plans

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with borrowings under credit facilities. Cash used in operating activities aggregated $34.0 million for the year ended December 31, 2015.

In the first quarter of 2016, the Company commenced restructuring actions that are part of a broad restructuring plan encompassing a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, the Company expects to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company anticipates that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and when fully implemented, is expected to result in annualized costs savings of appropriately $68 million.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a term loan with an aggregate principal amount of $100 million and up to a maximum of $5 million in revolving credit (collectively, the “Financing Agreement”). All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal from the 2.00% convertible senior notes due June 15, 2020 have not been repaid or refinanced. The Financing Agreement requires the Company to comply with a financial statement covenant that stipulates a maximum leverage ratio commencing in June 30, 2016. Proceeds from the Financing Agreement will be used to replace the existing $35 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. The Company estimates that after paying for both debt issuance costs and the efficiency program, the new financing will provide approximately $70 million of available liquidity, about half of which replaces the existing revolving credit facility with the remainder providing incremental liquidity to fund operations.

Concurrent with entering into the Financing Agreement, the Company terminated its existing revolving credit agreement, and repaid all outstanding borrowings under the revolving credit agreement. There were no penalties paid by the Company in connection with the termination of the revolving credit agreement.

The Company’s principal sources of liquidity include cash and cash equivalents totaling $17.9 million at December 31, 2015 and the proceeds from the Financing Agreement. The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the proceeds from the Financing Agreement. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months as well as for the foreseeable future.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for the Media Composer, Pro Tools and Sibelius product lines. On Media Composer 8.0 in particular, which was released in May 2014, management has (i) clearly communicated a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implemented robust digital rights management tools to enforce the policy. With the new policy and technology for Media Composer 8.0 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the third quarter of 2015 that Implied Maintenance Release PCS for Media Composer 8.0 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Media Composer 8.0 has ended, revenue and net income for the twelve months ended December 31, 2015 increased by $13.0 million, reflecting the recognition of orders received after the launch of Media Composer 8.0 that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over the expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $9.5 million of revenue during the twelve months ended December 31, 2015. Management also concluded in the fourth quarter of 2015 that Implied Maintenance Release PCS on Sibelius 8.0 had ended, which did not have a significant impact on revenue recognition for the twelve months ended December 31, 2015. Management will continue to evaluate the judgment of whether Implied Maintenance Release PCS exists on each product line and version. If and when management concludes Implied Maintenance Release PCS no longer exists for other product lines or versions in future quarters, software revenue related to orders affected will be accelerated and prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements.

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

Revenue Recognition of Software Deliverables

The Company recognizes the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because the Company does not have VSOE of the fair value of its software products, the Company is permitted to account for its typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. The Company is unable to use the residual method to recognize revenues for many arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in many of the Company’s arrangements.

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

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for sales returns and exchanges – beginning of year	$9,510	$12,519	$19,460
Additions and adjustments to the allowance	8,468	9,260	9,243
Deductions against the allowance	(9,395)	(12,269)	(16,184)
Allowance for sales returns and exchanges – end of year	$8,583	$9,510	$12,519

The allowance for sales returns and exchanges, which is recorded as a reduction to gross accounts receivable, reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. Since many of the Company’s transactions require some or all of amounts invoiced to be recorded in deferred revenue under GAAP due to revenue recognition considerations, the Company has recorded reductions to deferred revenue of $3.2 million, $3.7 million and $6.1 million as of December 31, 2015, 2014 and 2013, respectively, to eliminate the estimated deferred revenue attributable to transactions already provided for by the sales, returns and exchanges allowance.

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

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts – beginning of year	$1,182	$1,444	$1,517
Bad debt (recovery) expense	(23)	(143)	157
Reduction in allowance for doubtful accounts	(516)	(119)	(230)
Allowance for doubtful accounts – end of year	$643	$1,182	$1,444

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

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in foreign currencies. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations. See Note E for the net foreign exchange gains and losses recorded in the Company’s statements of operations during the years ended December 31, 2015, 2014 and 2013 that resulted from the gains and losses on Company’s foreign currency contracts and the revaluation of the related hedged items.

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

Cash, Cash Equivalents and Marketable Securities

The Company measures cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and market securities consist primarily of money market investments, mutual funds and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in the Company’s deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other (expense) income in the Company’s statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long term assets using other observable inputs. Other than the investments held in the Company’s deferred compensation plans, the Company held no marketable securities at December 31, 2015 or 2014. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, foreign currency contracts and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes to be of high credit quality, and, generally, there are no significant concentrations in any one issuer. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for 10% or more of the Company’s net revenues or net accounts receivable in the periods presented.

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

Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in other (expense) income in the results of operations.

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets consist of customer relationships, developed technology, trade names and non-compete agreements. These assets are determined to have either finite or indefinite lives. For finite-lived intangible assets amortization is straight-line over the estimated useful lives of such assets, which are generally two years to twelve years. Straight-line amortization is used because the Company cannot reliably determine a discernible pattern over which the economic benefits would be realized. The Company does not have any indefinite-lived intangible assets. Intangible assets are tested for impairment when events and circumstances indicate there is an impairment. The impairment test involves comparing the sum of undiscounted cash flows to the carrying value as of the measurement date. Impairment occurs when the carrying value of the assets exceeds the sum of undiscounted cash flows. Impairment is then measured as the difference between the carrying value and fair value determined using a discounted cash flow method. In estimating the fair value using a discounted cash flow method, the Company uses assumptions that include forecast revenues, gross margins, operating profit margins, growth rates and long term discount rates, all of which require significant judgment by management. Changes to these assumptions could affect the estimated fair value of the intangible asset and could result in an impairment charge in future.

The Company performs its annual and interim goodwill impairment tests when it is more likely than not that a goodwill impairment exists.  The Company has concluded it has one reporting unit and the annual measurement date is October 31, 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company periodically evaluates the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2015, 2014, and 2013 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

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

Product Warranties

The Company provides warranties on externally sourced and internally developed hardware. The warranty period for all of the Company’s products is generally 90 days to one year, but can extend up to 5 years depending on the manufacturer’s warranty or local law. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. At the end of each quarter, the Company reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjusts the accrued amounts accordingly.

Computation of Net Income Per Share

Net income per share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation costs in excess of the Company’s average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The Company issued convertible senior notes in 2015, and the Company applied the treasury stock method in measuring the dilutive impact of those potential common shares to be issued.

Accounting for Restructuring Plans

The Company records facility-related and contract termination restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on the Company’s policies for the calculation and payment of severance benefits, the Company accounts for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. The Company recognizes facility-related restructuring charges upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

Related Party Transactions

From time to time the Company enters into arrangements with parties which may be affiliated with the Company, executive officers and members of the Company’s Board of Directors. These transactions are primarily comprised of sales transactions in the normal course of business and are immaterial to the financial statements for all periods presented.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Early adoption is permitted for financial statements that have not been previously issued. The Company incurred transaction costs of $4.7 million relating to the issuance of the convertible senior notes, and has adopted the guidance in 2015. In accounting for the transaction costs, the Company allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as a direct deduction from the face amount of the convertible senior notes and are being amortized as interest expense over the term of the notes using the interest method.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for the Company beginning January 1, 2017. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current in a classified balance sheet. The standard simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning December 15, 2016. Early adoption is permitted. The Company early adopted the guidance retrospectively, resulting in a $0.3 million reclassification of current DTAs to long-term DTAs in the consolidated balance sheet at December 31, 2014.

On February 25, 2016, the FASB issued new lease accounting standard, ASU 2016-02, Leases (Topic 842). Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted upon issuance. The Company is evaluating the potential impact of adopting this standard on its financial statements.

C.	ACQUISITION

On June 23, 2015, the Company completed the acquisition of Orad Hi-Tech Systems Ltd. (“Orad”), an Israeli company previously listed on the Frankfurt Stock Exchange. Each issued and outstanding share of Orad common stock was canceled and converted into the right to receive consideration equal to €5.67 in cash, representing total consideration paid of $66.0 million based on the exchange rate on the date of closing, net of estimated cash acquired. As a result of the acquisition, the Company incurred merger and integration cost of $5.7 million, which was recorded as general and administrative expenses in the Company’s statement of operations. Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds applications to Avid’s Studio Suite which the Company intends to connect to the Avid MediaCentral Platform.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash	$7,477
Accounts receivable, net	6,625
Inventories	3,128
Other current assets	1,217
Property and equipment	1,338
Identifiable intangible assets	37,200
Other assets	3,187
Goodwill	32,643
Total assets acquired	92,815

Accounts payable	(1,395)
Accrued expenses and other current liabilities	(7,769)
Deferred revenue and deposits	(2,714)
Deferred tax liabilities, net	(3,554)
Other long-term liabilities	(3,939)
Total liabilities assumed	(19,371)
Net assets acquired	$73,444

The purchase price allocation resulted in goodwill of $32.6 million, which is not deductible for tax purposes. The goodwill is attributable to expected synergies from combining the operations of Orad with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The following table presents the identifiable intangible assets acquired and their respective weighted average useful lives (dollars in thousands):

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

Pro Forma Financial Information for Acquisition of Orad (in thousands except per share data, unaudited)

The results of operations of Orad have been included in the results of operations of the Company since June 23, 2015, the date of acquisition. The net revenues and net loss for Orad, which are included in the Company’s consolidated statements of operations from the date of acquisition, were $13.1 million and $8.5 million, respectively, for the year ended December 31, 2015. The following unaudited pro forma financial information presents the Company’s results of operations for the years ended December 31, 2015 and 2014 as if the acquisition of Orad had occurred at the beginning of 2014. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2014, or of future results.

	Year Ended December 31,
	2015	2014
Net revenues	$520,918	$570,766

Net (loss) income	(2,300)	8,638

Net (loss) income per share:
Basic	$(0.06)	$0.22
Diluted	$(0.06)	$0.22

D.	NET INCOME PER SHARE

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities.

	Year Ended December 31,
	2015	2014	2013
Options	1,901	4,748	5,193
Non-vested restricted stock units	470	118	352
Anti-dilutive potential common shares	2,371	4,866	5,545

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note R, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares but the Company’s stock price was less than the conversion price at December 31, 2015, and therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

E.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts, which typically mature within 30 days of execution. The changes in fair value of the foreign currency forward contracts are intended to offset foreign currency exchange risk on cash flows associated with net monetary assets, and are recorded as gains or losses in the Company’s statement of operations in the period of change. The Company had no outstanding foreign currency forward contracts at December 31, 2015. The Company had foreign currency forward contracts outstanding with an aggregate notional value of $25.4 million at December, 2014 as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. The Company had no outstanding short-term foreign currency spot contracts at December 31, 2015. The Company had foreign currency contracts outstanding with an aggregate notional value of $2.8 million at December 31, 2014. Because these contracts are not accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The Company assumed from Orad outstanding foreign currency spot contracts and call and put options to hedge cash flow risks associated with foreign exchange rates. The aggregate notional value of the outstanding contracts and options was $1.0 million at December 31, 2015.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at December 31, 2015	Fair Value at December 31, 2014
Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$14	$518

The following table sets forth the net foreign exchange gains (losses) recorded as marketing and selling expenses in the Company’s statements of operations during the years ended December 31, 2015, 2014 and 2013 that resulted from foreign currency forward contracts, foreign currency denominated transactions, and the revaluation of foreign currency denominated assets and liabilities (in thousands):

	Twelve Months Ended December 31,
	2015	2014	2013
Net foreign exchange gain (loss) recorded in marketing and selling expenses	$1,288	$(908)	$(187)

See Note F for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

F.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts and deferred compensation investments. At December 31, 2015 and 2014, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments, primarily insurance contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments (1)	$3,617	$572	$3,045	$—

Financial Liabilities:
Foreign currency contracts	$14	$—	$14	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,859	$1,245	$614	$—

Financial Liabilities:
Foreign currency contracts	$518	$—	$518	$—

(1) Deferred compensation investments at December 31, 2015 included $2.4 million of funds that Orad invested in insurance contracts for the post-employment benefits that Orad employees earned.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. At December 31, 2015, the net carrying amount of the Notes is $96.0 million, and the fair value of the Notes is approximately $85.5 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

G.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Accounts receivable	$68,033	$65,347
Less:
Allowance for doubtful accounts	(643)	(1,182)
Allowance for sales returns and rebates	(8,583)	(9,510)
Total	$58,807	$54,655

H.	INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Raw materials	$9,594	$9,942
Work in process	256	248
Finished goods	38,223	37,811
Total	$48,073	$48,001

At December 31, 2015 and 2014, finished goods inventory included $5.3 million and $4.3 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

I.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Computer and video equipment and software	$116,751	$113,220
Manufacturing tooling and testbeds	3,044	2,327
Office equipment	4,942	4,664
Furniture, fixtures and other	9,621	8,659
Leasehold improvements	33,744	29,431
	168,102	158,301
Less: Accumulated depreciation and amortization	132,621	126,165
Total	$35,481	$32,136

The Company capitalizes certain development costs incurred in connection with its internal use software. For the year ended December 31, 2015, the Company capitalized $5.1 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in Computer and video equipment and software. There were $3.4 million of contract labor and internal labor costs capitalized for the year ended December 31, 2014, and no costs capitalized for the year ended December 31, 2013. Internal use software is amortized on a straight line basis over its estimated useful life of 3 years, and the Company recorded $1.8 million and $0.5 million of amortization expense during 2015 and 2014, respectively.

Depreciation and amortization expense related to property and equipment was $13.7 million, $16.1 million and $17.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

J.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,032	$(30,902)	$27,130	$51,950	$(51,950)	$—
Customer relationships	54,656	(48,767)	5,889	49,216	(46,771)	2,445
Trade names	1,346	(1,146)	200	5,936	(5,936)	—
Capitalized software costs	4,911	(4,911)	—	5,043	(5,043)	—
Total	$118,945	$(85,726)	$33,219	$112,145	$(109,700)	$2,445

During 2015, the Company wrote off fully amortized technologies and trade names with gross book values of $24.3 million and $4.8 million, respectively. Those technologies and trade names were no longer in use. Amortization expense related to intangible assets in the aggregate was $6.4 million, $1.8 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects amortization of intangible assets to be approximately $10.3 million in 2016, $9.3 million in 2017, $9.3 million in 2018 and $4.3 million in 2019.

Goodwill

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. As of October 31, 2015, the Company’s goodwill impairment measurement date, the Company concluded that it was not more likely than not that a goodwill impairment existed.

K.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred rent	$6,755	$8,236
Accrued restructuring	647	1,334
Deferred compensation	7,309	4,703
Total	$14,711	$14,273

L. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2015 were as follows (in thousands):

Year Ending December 31,
2016	$17,825
2017	14,135
2018	11,116
2019	11,042
2020	7,200
Thereafter	6,713
Total	$68,031

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2021 and represent an aggregate obligation of $7.0 million through 2021. The Company has restructuring accruals of $1.7 million at December 31, 2015, which represents the difference between this aggregate future obligation and future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. The Company received $0.6 million and $0.7 million of sublease income during the years ended December 31, 2015 and 2014, respectively, but none during the year ended December 31, 2013.

The Company’s leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $14.0 million, $15.0 million and $16.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Commitments

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space and other leases. In the event of default on the underlying leases, the landlords would, at December 31, 2015, be eligible to draw against the letters of credit to a maximum of $2.2 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has additional letters of credit totaling $0.4 million that support its ongoing operations. These letters of credit have various terms and expire during 2016 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2015, the Company had entered into purchase commitments for certain inventory and other goods and services used in its normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year and in the aggregate total $39.5 million.

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

At December 31, 2015 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Accrual balance at January 1, 2013	$4,476
Accruals for product warranties	5,346
Cost of warranty claims	(6,321)
Accrual balance at December 31, 2013	3,501
Accruals for product warranties	3,985
Cost of warranty claims	(4,694)
Accrual balance at December 31, 2014	2,792
Accruals for product warranties	3,025
Cost of warranty claims	(3,583)
Accrual balance at December 31, 2015	$2,234

M.	CAPITAL STOCK

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

Common Stock Repurchases

On June 8, 2015, the Company’s Board approved a stock repurchase plan authorizing the Company to repurchase up to $9.0 million of common stock in open market or other transactions from time to time until September 6, 2015. The Company completed the stock repurchase in July 2015. In aggregate, the Company purchased 586,825 shares for a total purchase price of $8.0 million. The repurchased shares are held in treasury.

Under some of the Company’s equity compensation plans, employees have the option or may be required to satisfy minimum withholding tax obligations by tendering to the Company a portion of the common stock received under the award.

Stock Incentive Plans

In November 2014, the Company registered an aggregate of 3,750,000 of its shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Company’s Board of Directors on September 14, 2014 and approved by the Company’s stockholders on October 29, 2014. In connection with the approval of the Plan the Company’s Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that Plan. Shares available for issuance under the Company’s 2014 Stock Incentive Plan totaled 2,213,283 at December 31, 2015.

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

In November 2014, the Compensation Committee of the Board of Directors modified certain market and performance based options and restricted stock units held by seven employees of the Company that were originally granted between 2009 and 2013. The modifications included (i) a conversion of vesting conditions from market and performance bases to a four year service period, including providing credit for service already rendered prior to the modification and (ii) an acceleration clause that allows vesting of between 50% and 100% of unvested awards if certain 2014 Adjusted EBITDA targets were achieved. In total, options to purchase 933,750 shares and 31,250 restricted stock units were modified, which resulted in incremental compensation expense of $4.3 million, $2.3 million of which was recognized upon modification, $1.5 million of which was recognized in the quarter ended December 31, 2014 upon achieving specific 2014 Adjusted EBITDA targets and the remaining $0.5 million was recognized in 2015.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair value. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present expectation to pay cash dividends and the Company’s current Financing Agreement precludes the Company from paying dividends. The expected volatility is now based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

The fair value of restricted stock and restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company’s stock price and performance conditions, generally using adjusted EBITDA. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

Information with respect to options granted under all stock option plans for the year ended December 31, 2015 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	5,564,111	$11.20
Granted	4,000	$9.10
Exercised	(421,961)	$9.55
Forfeited or canceled	(800,816)	$14.84
Options outstanding at December 31, 2015	4,345,334	$10.68	4.05	$—
Options vested at December 31, 2015 or expected to vest	4,289,778	$10.72	4.03	$—
Options exercisable at December 31, 2015	3,622,761	$11.28	3.82	$—

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.07%	1.24%	0.87%
Expected volatility	52.0%	50.3%	50.1%
Expected life (in years)	4.48	4.16	4.68
Weighted-average fair value of options granted (per share)	$3.91	$3.03	$3.33

The cash received from the stock options exercised during the year ended December 31, 2015 was $5.0 million. During the years ended December 31, 2014 and 2013, the cash received from and the aggregate intrinsic value of stock options exercised was not significant.

Information with respect to non-vested restricted stock units for the year ended December 31, 2015 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2015	811,880	$10.01
Granted	1,264,116	$10.31
Vested	(421,314)	$10.04
Forfeited	(388,674)	$10.90
Non-vested at December 31, 2015	1,266,008	$9.97	0.99	$9,216
Expected to vest	820,741	$11.14	0.94	$5,975

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $10.31, $10.19 and $7.84, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014, and 2013 was $4.2 million, $2.5 million, and $1.1 million, respectively.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, the Company is required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. The Company last issued shares under the ESPP on October 31, 2015. In July 2015 the Board of Directors approved an amendment to the plan to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 343,613 shares remained available for issuance under the ESPP at December 31, 2015.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.03%	0.09%	0.09%
Expected volatility	37.0%	35.0%	51.0%
Expected life (in years)	0.24	0.17	0.25
Weighted-average fair value of shares issued (per share)	$2.15	$2.02	$1.00

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Shares issued under the ESPP	98,300	—	27,936
Average price of shares issued	$10.17	$—	$6.29

The Company did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2015, 2014 or 2013.

Stock-Based Compensation Expense

The Company uses the accelerated method of attribution for awards with performance conditions and graded vesting features for options granted. The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. Forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. The Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management staff and 15% for other employee awards. Then-current estimated forfeiture rates are applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of products revenues	$199	$397	$360
Cost of services revenues	624	279	436
Research and development expenses	461	502	582
Marketing and selling expenses	1,785	3,658	1,778
General and administrative expenses	6,445	6,677	3,761
Total	$9,514	$11,513	$6,917

At December 31, 2015, there was $9.8 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized approximately as follows: $6.0 million in 2016, $3.0 million in 2017 and $0.8 million in 2018. At December 31, 2015, the weighted-average recognition period of the unrecognized compensation cost was approximately one year.

N.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a Section 401(k) plan that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company’s board of directors, make discretionary contributions to the plan. The Company’s contributions to the plan totaled $2.3 million, $2.2 million and $2.2 million in 2015, 2014 and 2013, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans totaled $2.2 million, $2.0 million and $1.2 million in 2015, 2014 and 2013, respectively.

Deferred Compensation Plans

The Company maintains a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. In November 2013, the Board determined to indefinitely suspend the plan, and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with the Company. The assets of the deferred plan, as well as the corresponding obligations, were approximately $0.6 million and $1.2 million at December 31, 2015 and 2014, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. In connection with the acquisition of Orad, the Company assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. At December 31, 2015 and 2014, the Company’s assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $3.0 million at December 31, 2015 and $0.6 million at December 31, 2014, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $7.3 million at December 31, 2015 and $4.7 million at December 31, 2014, respectively, representing the fair value of the estimated benefits to be paid under the arrangements.

O.	INCOME TAXES

Income from before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income from operations before income taxes:
United States	$(23,977)	$(6,864)	$(16,414)
Foreign	24,542	23,780	40,506
Total income from operations before income taxes	$565	$16,916	$24,092
(Benefit) provision for income taxes:
Current tax expense (benefit):
Federal	$115	$14	$(104)
State	3	83	114
Foreign benefit of net operating losses	(180)	(180)	(170)
Other foreign	3,734	2,217	2,369
Total current tax expense	3,672	2,134	2,209
Deferred tax (benefit) expense:
Federal benefit related to Note issuance	(6,493)	—	—
Other foreign	906	54	730
Total deferred tax (benefit) expense	(5,587)	54	730
Total (benefit) provision for income taxes	$(1,915)	$2,188	$2,939

Net deferred tax assets (liabilities) consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tax credit and net operating loss carryforwards	$318,471	$290,523
Allowances for bad debts	372	231
Difference in accounting for:
Revenues	54,475	63,916
Costs and expenses	34,116	29,004
Inventories	7,576	7,004
Acquired intangible assets	9,799	13,667
Gross deferred tax assets	424,809	404,345
Valuation allowance	(406,123)	(398,733)
Deferred tax assets after valuation allowance	18,686	5,612
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(5,654)	(3,540)
Acquired intangible assets	(8,554)	—
Basis difference convertible notes	(5,910)	—
Gross deferred tax liabilities	(20,118)	(3,540)
Net deferred tax (liabilities) assets	$(1,432)	$2,072
Recorded as:
Long-term deferred tax assets, net	2,011	2,208
Long-term deferred tax liabilities, net	(3,443)	(136)
Net deferred tax (liabilities) assets	$(1,432)	$2,072

On January 1, 2015 the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present DTAs and DTLs as non-current in the classified balance sheet. The standard simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The Company early adopted the guidance to simplify its reporting for the current year. The consolidated balance sheet at December 31, 2014 was retrospectively adjusted, resulting in a $0.3 million reclassification of current DTAs to long-term DTAs.

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the magnitude of the deferred tax assets at December 31, 2015 and 2014 and the level of historical U.S. tax losses, management has determined that the uncertainty regarding the realization of these assets warranted a significant valuation allowance at December 31, 2015 and 2014.

For U.S. federal and state income tax purposes at December 31, 2015, the Company had tax credit carryforwards of $53.1 million, which will expire between 2016 and 2035, and net operating loss carryforwards of $745.6 million, which will expire between 2019 and 2035. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. The Company completed an assessment at March 31, 2015 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of the Company’s net operating loss and tax credit amounts are subject to any Section 382 limitation.

Additionally, the Company has foreign net operating loss carryforwards of $33.8 million and tax credit carryforwards of $3.7 million that begin to expire in 2029. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $23.1 million of net operating losses and $3.7 million of tax credits at December 31, 2015.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

Excluded from the above deferred tax schedule at December 31, 2015 are tax assets totaling $33.7 million resulting from the exercise of employee stock options, because recognition of these assets will occur upon utilization of these deferred tax assets to reduce taxes payable and will result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Statutory tax	$198	$5,921	$8,432
Tax credits	(2,972)	(1,589)	(1,482)
Foreign operations	(4,055)	(6,047)	(10,542)
Non-deductible expenses and other	2,303	771	516
Federal benefit related to Note issuance	(6,493)	—	—
Increase in valuation allowance	9,104	3,132	6,015
(Benefit) provision for income taxes	$(1,915)	$2,188	$2,939

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled $38.5 million at December 31, 2015. The Company does not have any plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company is disclosing unrecognized tax benefits primarily related to the foreign tax implications arising from the changes in revenue recognition that arose in periods prior to 2012. The unrecognized tax benefits did not have an impact on the effective tax rate because the Company maintains a full valuation allowance on the related loss carryforwards. At December 31, 2013, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $24.7 million, of which $0.8 million would affect the Company’s income tax provision and effective tax rate if recognized. At December 31, 2014, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $25.8 million, of which $0.8 million would affect the Company’s effective tax rate if recognized. At December 31, 2015, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $26.0 million, of which $3.2 million would affect the Company’s income tax provision and effective tax rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Unrecognized tax benefits at January 1, 2013	$22,629
Increases for tax positions taken during a prior period	2,205
Decreases related to the lapse of applicable statutes of limitations	(105)
Unrecognized tax benefits at December 31, 2013	24,729
Increases for tax positions taken during a prior period	1,118
Unrecognized tax benefits at December 31, 2014	25,847
Increases for tax positions taken during a prior period	148
Unrecognized tax benefits at December 31, 2015	$25,995

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2015 and 2014 were not material.

The tax years 2008 through 2015 remain open to examination by taxing authorities in the jurisdictions in which the Company operates. The most significant operating jurisdictions include: the United States, Ireland, the Netherlands, Germany, Israel, Japan, and the United Kingdom.

P.	RESTRUCTURING COSTS AND ACCRUALS

2016 Restructuring Plan

In the first quarter of 2016, the Company commenced restructuring actions that are part of a broad restructuring plan encompassing a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, the Company expects to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company expects approximately $14 million of the expenditures will be recorded as restructuring expenses in the quarters ending December 31, 2015 through June 30, 2017. The Company anticipates that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $68 million.

The restructuring charges of $5.8 million recorded during the quarter ended December 31, 2015, represented an initial elimination of 111 positions worldwide during January and February of 2016.

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

All of the restructuring costs related to 2013 restructuring actions were fully paid as of December 31, 2015, no further actions are anticipated.

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

No further actions are anticipated under the 2012 restructuring plans.

Prior Years’ Restructuring Plans

The remaining accrual balance of $0.3 million at December 31, 2015 was related to the closure of part of the Company’s Dublin, Ireland facility under the 2008 Plan. No further actions are anticipated under the prior years’ restructuring plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Employee- Related	Facilities- Related & Other	Total
Accrual balance at January 1, 2013	$4,298	$11,433	$15,731
New restructuring charges – operating expenses	3,539	—	3,539
Revisions of estimated liabilities	50	1,781	1,831
Accretion	—	612	612
Cash payments	(5,469)	(7,736)	(13,205)
Foreign exchange impact on ending balance	(19)	12	(7)
Accrual balance at December 31, 2013	2,399	6,102	8,501
New restructuring charges – operating expenses	—	—	—
Revisions of estimated liabilities	—	(165)	(165)
Accretion	—	565	565
Cash payments	(2,340)	(4,172)	(6,512)
Foreign exchange impact on ending balance	(1)	(45)	(46)
Accrual balance at December 31, 2014	58	2,285	2,343
New restructuring charges – operating expenses	5,766	—	5,766
Revisions of estimated liabilities	—	539	539
Accretion	—	226	226
Cash payments	(315)	(1,301)	(1,616)
Foreign exchange impact on ending balance	—	(78)	(78)
Accrual balance at December 31, 2015	$5,509	$1,671	$7,180

The employee-related accruals at December 31, 2015 and 2014 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities-related and other accruals at December 31, 2015 and 2014 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.0 million was included in the caption “accrued expenses and other current liabilities” and $0.6 million was included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2015. At December 31, 2014, $1.0 million was included in the caption “accrued expenses and other current liabilities” and $1.3 million was included in the caption “other long-term liabilities.”

Q.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company provides digital media content-creation, management and distribution products and solutions for film, video, audio and broadcast professionals, as well as artists and musicians, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as services revenues. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2015, 2014 and 2013 the Company had only one operating segment. Specifically, the Company does not internally measure profitability based upon video, audio, or service revenue.

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

The following is a summary of the Company’s revenues by type for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Video products and solutions	$201,559	$233,464	$243,173
Audio products and solutions	134,812	145,163	152,358
Total products and solutions	336,371	378,627	395,531
Services	169,224	151,624	167,881
Total net revenues	$505,595	$530,251	$563,412

The following table sets forth the Company’s revenues from by geographic region for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$185,109	$193,060	$218,154
Other Americas	37,081	45,342	43,131
Europe, Middle East and Africa	206,192	217,767	214,441
Asia-Pacific	77,213	74,082	87,686
Total net revenues	$505,595	$530,251	$563,412

The following table presents the Company’s long-lived assets, excluding intangible assets, by geography at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Long-lived assets:
United States	$30,684	$30,465
Other countries	11,920	3,945
Total long-lived assets	$42,604	$34,410

R.	LONG TERM DEBT AND CREDIT AGREEMENT

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

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was 7.66%. The Company recorded $2.9 million debt discount accretion as interest expenses in the Company’s statement of operations for the year ended December 31, 2015. Total interest expense for the year ended December 31, 2015 was $4.3 million, reflecting the coupon and accretion of the discount.

In connection with the issuance of the Notes, the Company recorded an income tax benefit of $6.5 million as a discrete item for the year ended December 31, 2015 as a result of the creation of a deferred tax liability associated with the portion of the Notes that was classified within stockholders’ equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid-in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets, which resulted in the release of a valuation allowance, totaling $6.5 million, reflected as an income tax benefit in the current period.

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

The net carrying amount of the liability component of the Notes consisted of the following at December 31, 2015 (in thousands):

December 31, 2015
Principal amount of Notes	$125,000
Original debt discount due to:
Allocation of proceeds to equity	(28,299)
Allocation of issuance costs to debt	(3,641)
Accumulated accretion	2,890
Net carrying value	$95,950

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, the Company entered into a capped call derivative transaction with a third party (the “Capped Call”). The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. If, upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the Capped Call, the counterparty will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. The Company paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

Credit Facilities

On February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC, as collateral and administrative agent, and the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable, on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020, the scheduled maturity date of the Notes. The Company borrowed the full amount of the Term Loan, or $100 million, as of the Closing Date, but did not borrow any amount under the Credit Facility as of the Closing Date.

Concurrently with the entry into the Financing Agreement, on February 26, 2016 the Company terminated its existing Credit Agreement, dated June 22, 2015, among the Company and certain of its subsidiaries, as borrowers, KeyBank National Association, as Administrative Agent and the other lender parties thereto, and repaid all outstanding borrowings under such agreement. There were no penalties paid by the Company in connection with this termination.

Interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum. The

Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million commencing in June 2016. The Term Loan also requires the Company to use excess cash, as defined in the Financing Agreement, to repay outstanding principal.

The Company granted a security interest on substantially all of their assets to secure the obligations under the Credit Facility and the Term Loan.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated.  The Financing Agreement includes covenants requiring the Company to maintain a Leverage Ratio (defined as the ratio of (a) consolidated total funded indebtedness to (b) consolidated Adjusted EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20,000,000 in any fiscal year.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends and engaging in transactions with affiliates.

S. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2015				2014
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$138,806	$137,436	$109,767	$119,586	$128,196	$142,429	$124,644	$134,982
Cost of revenues	54,912	47,672	43,306	47,492	50,548	52,788	50,420	50,665
Amortization of intangible assets	1,950	1,950	163	—	—	—	—	50
Gross profit	81,944	87,814	66,298	72,094	77,648	89,641	74,224	84,267
Operating expenses:
Research and development	24,190	25,225	23,310	23,173	23,212	22,154	22,070	22,954
Marketing and selling	30,091	31,564	32,811	28,045	34,527	31,410	34,297	32,815
General and administrative	21,463	15,834	17,425	19,387	22,222	20,644	19,984	18,331
Amortization of intangible assets	786	786	408	374	375	373	398	480
Restructuring costs (recoveries), net	5,766	—	539	—	—	—	(165)	—
Total operating expenses	82,296	73,409	74,493	70,979	80,336	74,581	76,584	74,580
Operating (loss) income	(352)	14,405	(8,195)	1,115	(2,688)	15,060	(2,360)	9,687
Other expense, net	(1,727)	(2,519)	(1,439)	(723)	(1,620)	(455)	(357)	(351)
(Loss) income before income taxes	(2,079)	11,886	(9,634)	392	(4,308)	14,605	(2,717)	9,336
Provision for (benefit from) income taxes	2,306	768	(5,550)	561	761	365	622	440
Net (loss) income	$(4,385)	$11,118	$(4,084)	$(169)	$(5,069)	$14,240	$(3,339)	$8,896

Net (loss) income per share – basic and diluted	$(0.11)	$0.28	$(0.10)	$0.00	$(0.13)	$0.36	$(0.09)	$0.23

Weighted-average common shares outstanding – basic	39,439	39,231	39,635	39,387	39,234	39,133	39,119	39,099
Weighted-average common shares outstanding – diluted	39,439	39,750	39,635	39,387	39,234	39,201	39,119	39,122

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our management concluded that as of December 31, 2015 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was not effective at December 31, 2015 due to an ineffective control environment, ineffective control activities, ineffective information and communications controls, and ineffective monitoring controls. We believe these deficiencies are material weaknesses.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which report is included herein.

Material Weakness Discussion and Remediation

In September 2014, we completed a complex restatement of our financial statements, where we corrected errors in revenue recognition impacting millions of customer transactions for interim and annual periods from January 1, 2005 to September 30, 2012. For the year ended December 31, 2014, we concluded that the circumstances that allowed the errors in the misapplication of GAAP in revenue recognition and other financial statement balances to go undetected for an extended period of time, which necessitated the restatement of historical financial statements, were indicative of several control deficiencies, including:

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

During the year ended December 31, 2015, we have designed and implemented effective risk assessment controls to remediate the deficiencies in our risk assessment process.

With respect to the control environment deficiency, we believe we have made progress in changes to our staffing levels and skills in place to (i) identify and address risks and judgmental accounting matters, (ii) ensure appropriate application of GAAP and (iii) perform appropriate oversight and monitoring activities. In light of the magnitude of the restatement and the significant changes to processes experienced in 2015, we do not believe the enhancements in our control environment have been in place for a sufficient period of time to allow us to conclude that the control environment is effective as of December 31, 2015.

For the deficiency on control activities, with the assistance of our internal audit department that we have outsourced to a big four accounting firm, we have completed a design assessment of all transaction cycles, identified gaps in control design and have formulated a remediation plan to address each gap noted, however, we have not yet implemented all new controls needed to address design gaps and, for those controls that have been implemented, we have not been able to evidence that controls were operating for a sufficient period of time to allow us to conclude that they are effective.

For the information systems deficiency, and in particular information systems that relate to revenue recognition, being mindful of the new revenue recognition standard that will have a pervasive impact on our revenue recognition models, we are in the process of completing a sustainable design of controls that strikes a balance between processes and systems necessary for the current revenue recognition models and those that will be required prospectively. As these activities were still in process as of December 31, 2015, the deficiency noted above related to information and communication systems continues to exist as of December 31, 2015.

Lastly, the deficiency related to monitoring continues to exist at December 31, 2015. We believe that remediation of the deficiencies in the control environment, control activities and information systems is necessary before an appropriate monitoring program can be effectively implemented.

Between September 2014 and May 2015, as we completed the restatement of our historical financial statements and regained our status as a current filer with the SEC, we filed two Annual Reports on Form 10-K and four Quarterly Reports on Form 10-Q, covering over 10 years of financial data in this eight month period. Due to the compressed timeframe of these filings and significant level of effort devoted to completing the restatement and getting caught up on filings, we did not have sufficient time during the remainder of 2015 to fully remediate the aforementioned deficiencies and demonstrate that new and enhanced controls were operating for a sufficient period of time to conclude they were effective. As a result, certain control deficiencies described herein continued to exist as of December 31, 2015. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2015 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2015.

To address the material weaknesses discussed above, management intends to finalize its efforts around implementing effective internal controls and closely test and monitor the operating effectiveness of these controls throughout 2016 to ensure they meet their designed control objectives and, where necessary, take additional corrective measures to ensure that deficiencies are remediated. With respect to controls over information systems that relate to revenue recognition, we are in the process of working with software vendors and third-party consultants to design appropriate automated controls over revenue recognition. Due to the complexity of our revenue recognition models and the volume of transactions we apply them to, we utilize a highly customized revenue recognition system to calculate revenue recognition in accordance with GAAP. As our system is highly customized and not an established, mature system, implementing systematic automated controls requires significant time and investment. In addition, with the issuance of ASU 2014-09, Revenue From Contracts With Customers, that we could adopt as early as January 1, 2017, which supersedes nearly all existing revenue recognition guidance, additional changes to our customized software solution and the processes that surround it will be necessary to comply with the new accounting standards. We plan to continue to implement automated controls and processes in 2016 that address both current and prospective GAAP requirements.

The management team was able to obtain a reasonable level of assurance that revenue recognition and other financial statement balances were accurate and complete through highly substantive validation procedures and review processes. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2016.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial actions to address the material weaknesses in our internal control over financial reporting, including changes in staffing, as well as design and implementation of new controls. These remedial procedures continued throughout the quarter ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts
We have audited the internal control over financial reporting of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: an ineffective control environment, ineffective control activities, ineffective information and communications controls, and ineffective monitoring controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2015 and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2016

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

The remainder of the response to this item will be contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item will be contained in our 2016 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2016 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2016 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2016 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Report of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
-  Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
-  Consolidated Balance Sheets as of December 31, 2015 and 2014
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015, 2014 and 2013
-  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
-  Notes to Consolidated Financial Statements

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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr. Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Louis Hernandez, Jr.	By:	/s/ John W. Frederick	By:	/s/ Ryan H. Murray
	Louis Hernandez, Jr. Chairman, Chief Executive Officer and President (Principal Executive Officer)		John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 15, 2016	Date:	March 15, 2016	Date:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Chairman of the Board of Directors	March 15, 2016

/s/ Nancy Hawthorne
Nancy Hawthorne	Lead Director	March 15, 2016

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 15, 2016

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 15, 2016

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 15, 2016

/s/ Youngme E. Moon
Youngme E. Moon	Director	March 15, 2016

/s/ John H. Park
John H. Park	Director	March 15, 2016

/s/ Peter Westley
Peter Westley	Director	March 15, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
4.3	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
10.1	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.2	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.3	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.4	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.5	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	September 12, 2014	001-36254
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.12	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.13	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.14	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254

#10.15	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.16	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.17	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.18	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.19	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.20	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.21	2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.22	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.23	Form of NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.24	Form of ISO/NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.25	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield	8-K/A	February 12, 2013	000-21174
#10.26	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton	10-Q	September 12, 2014	001-36254
#10.27	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	10-K	March 14, 2011	000-21174
#10.28	Form of Executive Officer Employment Letter as of January 1, 2012	10-K	February 29, 2012	000-21174
#10.29	Summary of 2013 Annual Executive Incentive Program	10-K	September 12, 2014	001-36254
#10.30	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.	8-K/A	February 12, 2013	000-21174
#10.31	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick	10-Q	September 12, 2014	001-36254
#10.32	2013 Remediation Bonus Plan	8-K	July 25, 2013	000-21174
#10.33	Summary of 2014 Annual Executive Incentive Program	10-Q	September 23, 2014	001-36254
10.34	Agreement and Plan of Merger, dated as of April 12, 2015, by and among Orad Hi-Tech Solutions	8-K	April 13, 2015	001-36254
10.35	Form of Voting and Support Agreement between Avid Technology, Inc. and certain shareholders of Orad Hi-Tech Solutions Ltd.	8-K	April 13, 2015	001-36254

10.36	Financing Commitment Letter, dated April 12, 2015, by and between Avid Technology, Inc. and the Lenders specified therein		8-K	April 13, 2015	001-36254
#10.37	Summary of Avid Technology, Inc.’s 2015 Executive Bonus Plan		10-Q	May 8, 2015	001-36254
10.38	Indenture, dated as of June 15, 2015, between Avid Technology, Inc. and Wells Fargo Bank, National Association (including the form of 2.00% Convertible Senior Notes due 2020)		8-K/A	June 16, 2015	001-36254
10.39
Base capped call transaction confirmation, dated as of June 9, 2015, by and between Jefferies International Limited and Avid Technology, Inc., in reference to the 2.00% Convertible Senior Notes due 2020
			8-K/A	June 16, 2015	001-36254
10.40	Credit Agreement among Avid Technology, Inc., the Lenders named therein and KeyBank National Association dated June 22, 2015		8-K	June 23, 2015	001-36254
#10.41	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended July 2015		10-Q	November 6, 2015	001-36254
10.42	Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein and Cerberus Business Finance, LLC.	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**100.INS	XBRL Instance Document	X
**100.SCH	XBRL Taxonomy Extension Schema Document	X
**100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**100.DEF	XBRL Taxonomy Definition Linkbase Document	X
**100.LAB	XBRL Taxonomy Label Linkbase Document	X
**100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.