Form 10-Q
period 2016-03-31
AVID TECHNOLOGY, INC.
filed 2016-05-04
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of April 29, 2016 was 39,638,077.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions.

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

•	our anticipated benefits and synergies from and the anticipated financial impact of any acquired business (including Orad);

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to mitigate and remediate effectively the material weaknesses in our internal control over financial reporting, and the expected timing thereof;

•	our capital resources and the adequacy thereof;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	fluctuations in foreign exchange and interest rates; and

•	the risk of restatement of our financial statements.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise, except as required by law.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Products	$84,509	$80,029
Services	59,038	39,557
Total net revenues	143,547	119,586

Cost of revenues:
Products	27,124	31,797
Services	14,410	15,695
Amortization of intangible assets	1,950	—
Total cost of revenues	43,484	47,492
Gross profit	100,063	72,094

Operating expenses:
Research and development	21,404	23,173
Marketing and selling	31,619	28,045
General and administrative	17,730	19,387
Amortization of intangible assets	786	374
Restructuring costs, net	2,777	—
Total operating expenses	74,316	70,979

Operating income	25,747	1,115

Interest income	—	34
Interest expense	(4,231)	(372)
Other income (expense), net	48	(385)
Income before income taxes	21,564	392
Provision for income taxes	635	561
Net income (loss)	$20,929	$(169)

Net income (loss) per common share – basic and diluted	$0.53	$0.00

Weighted-average common shares outstanding – basic	39,566	39,387
Weighted-average common shares outstanding – diluted	39,640	39,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$20,929	$(169)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,245	(5,881)

Comprehensive income (loss)	$24,174	$(6,050)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$87,830	$17,902
Accounts receivable, net of allowances of $8,816 and $9,226 at March 31, 2016 and December 31, 2015, respectively	43,732	58,807
Inventories	51,652	48,073
Prepaid expenses	10,475	6,548
Other current assets	6,029	6,119
Total current assets	199,718	137,449
Property and equipment, net	36,664	35,481
Intangible assets, net	30,494	33,219
Goodwill	32,643	32,643
Long-term deferred tax assets, net	2,070	2,011
Other long-term assets	10,174	7,123
Total assets	$311,763	$247,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,325	$45,511
Accrued compensation and benefits	27,974	28,124
Accrued expenses and other current liabilities	36,078	35,354
Income taxes payable	588	1,023
Short-term debt	—	5,000
Deferred revenues	178,959	189,887
Total current liabilities	274,924	304,899
Long-term debt	192,130	95,950
Long-term deferred tax liabilities, net	2,672	3,443
Long-term deferred revenues	129,463	158,495
Other long-term liabilities	16,179	14,711
Total liabilities	615,368	577,498

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,055,358	1,055,838
Accumulated deficit	(1,298,389)	(1,319,318)
Treasury stock at cost	(56,063)	(58,336)
Accumulated other comprehensive loss	(4,934)	(8,179)
Total stockholders’ deficit	(303,605)	(329,572)
Total liabilities and stockholders’ deficit	$311,763	$247,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$20,929	$(169)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,347	4,051
Provision (recovery) for doubtful accounts	319	(206)
Stock-based compensation expense	2,098	2,461
Non-cash interest expense	3,878	—
Unrealized foreign currency transaction losses (gains)	2,936	(6,690)
(Benefit) provision for deferred taxes	(784)	5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,800	3,097
Inventories	(3,579)	8,276
Prepaid expenses and other current assets	(4,061)	(2,510)
Accounts payable	(14,216)	(3,440)
Accrued expenses, compensation and benefits and other liabilities	(960)	1,627
Income taxes payable	1,093	267
Deferred revenues	(40,009)	(2,139)
Net cash (used in) provided by operating activities	(11,209)	4,630

Cash flows from investing activities:
Purchases of property and equipment	(4,518)	(2,940)
Increase in other long-term assets	(8)	(13)
Increase in restricted cash	(4,544)	—
Net cash used in investing activities	(9,070)	(2,953)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	—
Proceeds from the issuance of common stock under employee stock plans	—	719
Common stock repurchases for tax withholdings on net settlement of equity awards	(307)	(793)
Proceeds from revolving credit facilities	25,000	8,000
Payments on revolving credit facilities	(30,000)	(8,000)
Payments for credit facility issuance costs	(4,919)	(582)
Net cash provided by (used in) financing activities	89,774	(656)

Effect of exchange rate changes on cash and cash equivalents	433	(586)
Net increase in cash and cash equivalents	69,928	435
Cash and cash equivalents at beginning of period	17,902	25,056
Cash and cash equivalents at end of period	$87,830	$25,491
Supplemental information:
Cash paid for income taxes, net of refunds	$600	$279
Cash paid for interest	353	372
Non-cash financing activities:
Issuance costs for long-term debt	$363	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive (loss) income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2015 in its Annual Report on Form 10-K for the year ended December 31, 2015, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Cash used in operating activities aggregated $11.2 million for the three months ended March 31, 2016.

In February 2016, the Company committed to a restructuring plan that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, the Company expects to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company anticipates that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and when fully implemented, is expected to result in annualized costs savings of approximately $68 million.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Company entered into a term loan in the aggregate principal amount of $100.0 million. The Financing Agreement also provides the Company with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of 2.00% convertible senior notes due June 15, 2020 (the “Notes”) have not been repaid or refinanced by such time. The Financing Agreement requires the Company to comply with a financial statement covenant that stipulates a maximum leverage ratio commencing on June 30, 2016. Proceeds from the Financing Agreement have been used to replace an existing $35 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. After paying for both debt issuance costs and the efficiency program, the new financing provided approximately $70 million of available liquidity, about half of which replaced the prior revolving credit facility with the remainder providing incremental liquidity to fund operations.

The Company’s principal sources of liquidity include cash and cash equivalents totaling $87.8 million as of March 31, 2016 including the remaining portion of term loan borrowings under the Financing Agreement. The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under restructuring programs. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing

Agreement, and draw up to a maximum of $5.0 million under the Financing Agreement’s revolving credit facility. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and no subsequent events required recognition or disclosure in these financial statements.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income for the three months ended March 31, 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $6.5 million of revenue during the three months ended March 31, 2016.

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

The Company has established VSOE of fair value for all professional services and training and for some of the Company’s support offerings. The Company’s policy for establishing VSOE of fair value consists of evaluating standalone sales to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

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

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss has been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally 12 months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from one to eight years.

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

Recent Accounting Pronouncements to be Adopted

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued substantially converged final standards on revenue recognition. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, and early adoption as of January 1, 2017 is permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the Accounting Standards Update (“ASU”).  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for the Company beginning January 1, 2017. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements, as well as timing of its adoption of the standard.

On February 25, 2016, the FASB issued new lease accounting standard, ASU 2016-02, Leases (Topic 842). Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted upon issuance. The Company is evaluating the potential impact of adopting this standard on its financial statements, as well as timing of its adoption of the standard.

On March 30, 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance becomes effective for the Company on January 1, 2017, and early adoption is permitted. The Company expects to adopt this standard effective April 1, 2016 and does not expect the adoption will have a significant impact on the financial statements.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities for the three months ended March 31, 2016 and at March 31, 2015.

	March 31, 2016	March 31, 2015
Options	4,313	5,452
Non-vested restricted stock units	786	1,352
Anti-dilutive potential common shares	5,099	6,804

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment (see Note 11). In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note 11, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of March 31, 2016, and, therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	ACQUISITION

On June 23, 2015, the Company completed the acquisition of Orad Hi-Tech Systems Ltd. (“Orad”). Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds applications to Avid’s Studio Suite which the Company intends to connect to the Avid MediaCentral Platform.

In allocating the total purchase consideration of $73.4 million for Orad based on the fair value as of June 23, 2015, the Company recorded $32.6 million of goodwill, $37.2 million of identifiable intangibles assets, and $3.6 million to other net assets. Intangible assets acquired included core and completed technology, customer relationships and trade name.

4.	FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis

The Company measures the deferred compensation investments on a recurring basis. As of March 31, 2016 and December 31, 2015, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are primarily money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are primarily insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,651	$481	$2,170	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$3,617	$572	$3,045	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of March 31, 2016, the net carrying amount of the Notes was $97.3 million, and the fair value of the Notes was approximately $82.5 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$10,442	$9,594
Work in process	287	256
Finished goods	40,923	38,223
Total	$51,652	$48,073

As of March 31, 2016 and December 31, 2015, finished goods inventory included $6.8 million and $5.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,359	$(33,172)	$25,187	$58,032	$(30,902)	$27,130
Customer relationships	54,804	(49,543)	5,261	54,656	(48,767)	5,889
Trade names	1,346	(1,300)	46	1,346	(1,146)	200
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,420	$(88,926)	$30,494	$118,945	$(85,726)	$33,219

Amortization expense related to all intangible assets in the aggregate was $2.7 million and $0.4 million, respectively, for the three months ended March 31, 2016 and 2015. The Company expects amortization of acquired intangible assets to be $7.6 million for the remainder of 2016, $9.3 million in 2017, $9.3 million in 2018, and $4.3 million in 2019.

Goodwill at March 31, 2016 and December 31, 2015 was $32.6 million, which resulted from the acquisition of Orad in 2015.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred rent	$7,643	$6,755
Accrued restructuring	568	647
Income tax payable	1,543	—
Deferred compensation	6,425	7,309
Total	$16,179	$14,711

8.	CONTINGENCIES

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

As of March 31, 2016 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space and other facilities. In the event of default on the underlying leases, the landlords would, as of March 31, 2016, be eligible to draw against the letters of credit to a maximum of $2.2 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020. Also, the Company has letters of credit totaling $0.4 million that support its ongoing operations. These letters of credit have various terms and expire during 2016 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrual balance at beginning of year	$2,234	$2,792
Accruals for product warranties	455	502
Costs of warranty claims	(455)	(820)
Accrual balance at end of period	$2,234	$2,474

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

9.	RESTRUCTURING COSTS AND ACCRUALS

2016 Restructuring Plan

In the first quarter of 2016, the Company commenced restructuring actions that are part of a broad restructuring plan encompassing a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, the Company expects to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company expects approximately $14 million of the expenditures will be recorded as restructuring costs in the quarters ending December 31, 2015 through June 30, 2017, of which $8.6 million in the aggregate was recorded in the quarters ended December 31, 2015 and March 31, 2016. The Company anticipates that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of approximately $68 million.

During the quarter ended December 31, 2015, the Company recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. During the quarter ended March 31, 2016, the Company recorded restructuring costs of $2.8 million, representing the elimination of an additional 63 positions worldwide.

Prior Years’ Restructuring Plans

The remaining accrual balance of $1.4 million as of March 31, 2016 was related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008. No further actions are anticipated under those plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2016 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance as of December 31, 2015	$5,509	$1,671	$7,180
New restructuring charges – operating expenses	2,777	—	2,777
Accretion	—	66	66
Cash payments	(2,454)	(327)	(2,781)
Foreign exchange impact on ending balance	(12)	12	—
Accrual balance as of March 31, 2016	$5,820	$1,422	$7,242

The employee-related accruals as of March 31, 2016 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals as of March 31, 2016 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related accruals, $0.8 million is included in the caption “accrued expenses and other current liabilities” and $0.6 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet as of March 31, 2016.

10.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Video products and solutions net revenues	$34,569	$47,117
Audio products and solutions net revenues	49,940	32,912
Products and solutions net revenues	84,509	80,029
Services net revenues	59,038	39,557
Total net revenues	$143,547	$119,586

The following table sets forth the Company’s revenues by geographic region for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$55,042	$45,162
Other Americas	10,738	7,549
Europe, Middle East and Africa	55,739	49,253
Asia-Pacific	22,028	17,622
Total net revenues	$143,547	$119,586

11.	LONG TERM DEBT AND CREDIT AGREEMENT

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

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was is 7.66%. The Company recorded $1.4 million debt discount accretion as interest expenses in the Company’s statement of operations for the three months ended March 31, 2016. Total interest expense for the three months ended March 31, 2016 was $2.0 million, reflecting the coupon and accretion of the discount.

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

The net carrying amount of the liability component of the Notes consists of the following at March 31, 2016 (in thousands):

March 31, 2016
Principal amount of notes	$125,000
Original debt discount due to:
Allocation of proceeds to equity	(28,298)
Allocation of issuance costs to debt	(3,641)
Accumulated accretion of discount to interest expense	4,248
Net carrying value	$97,309

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, the Company entered into a Capped Call derivative transaction with a third party. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. If, upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the Capped Call, the counterparty will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. The Company paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital in 2015.

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable, on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes have not been repaid or refinanced by such time. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of March 31, 2016.

Concurrently with the entry into the Financing Agreement, on February 26, 2016 the Company terminated its prior Credit Agreement, dated June 22, 2015, among the Company and certain of its subsidiaries, as borrowers, KeyBank National Association, as Administrative Agent and the other lender parties thereto, and repaid all outstanding borrowings under such agreement. There were no penalties paid by the Company in connection with this termination.

Interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of

0.5% per annum. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million commencing in June 2016. The Term Loan also requires the Company to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Company recorded $0.7 million interest expenses on the Term Loan for the three months ended March 31, 2016.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

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

12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the three months ended March 31, 2016 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of January 1, 2016	4,345,334	—	4,345,334	$10.68
Forfeited or canceled	(62,766)	—	(62,766)	$15.78
Options outstanding as of March 31, 2016	4,282,568	—	4,282,568	$10.61	3.57	$0
Options vested as of March 31, 2016 or expected to vest			4,245,004	$10.63	3.55	$0
Options exercisable as of March 31, 2016			3,729,795	$11.06	3.35	$0

Information with respect to the Company’s non-vested restricted stock units for the three months ended March 31, 2016 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of January 1, 2016	905,934	360,074	1,266,008	$9.97
Granted	546,418	489,482	1,035,900	$7.04
Vested	(149,806)	—	(149,806)	$13.45
Forfeited	(50,917)	(41,010)	(91,927)	$6.28
Non-vested as of March 31, 2016	1,251,629	808,546	2,060,175	$8.41	1.07	$13,906
Expected to vest			1,590,942	$8.48	1.02	$10,739

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of products revenues	$30	$95
Cost of services revenues	149	159
Research and development expenses	85	107
Marketing and selling expenses	441	690
General and administrative expenses	1,393	1,410
	$2,098	$2,461

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2016 Oscar nominated films for Best Picture, Best Film Editing, Best Sound Editing, Best Sound Mixing and Best Original Score. Our audio solutions were also used in all 2016 Grammy nominated recordings for Best Album of The Year, Best Record of the Year and Best Song of the Year.  Our new NEXIS solution, the media industry’s first and only software defined storage platform, was announced with great success at the National Association of Broadcasters conference in April 2016, earning the Best of Show award.

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

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the restructuring plan announced in February 2016. The restructuring plan encompassing a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this restructuring plan, we expect to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the restructuring plan will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $68 million.

For more details about our recent events, please see our Current Reports on Form 8-K dated April 4, 2016 and April 13, 2016, incorporated by reference herein.

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2015 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical, nor have there been any significant changes to the policies applied or methodologies used by management to measure the critical accounting estimates.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which VSOE of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. Our determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income for the three months ended March 31, 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, as the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the change in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $6.5 million of revenue during the three months ended March 31, 2016.

Management will continue to evaluate the judgment of whether Implied Maintenance Release PCS exists on each product line and version. Since the remaining products that contain Implied Maintenance Release PCS largely consist of products that fall under the non-software revenue recognition guidance, where management defers a small portion of revenue based on the best estimated selling price of Implied Maintenance Release PCS rather than the entire order value as required for transactions that fall under software revenue recognition guidance, any further determinations that Implied Maintenance Release PCS no longer exists for other product lines will be unlikely to result in a significant impact to the financial statements in any future periods.

As a result of the conclusion that Implied Maintenance Release PCS no longer exists for Pro Tools 12, prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements. The cessation of Implied Maintenance Release PCS for Pro Tools and other products subject to software revenue recognition guidance, in addition to the initial impact of immediately recognizing revenue related to orders that would have qualified for earlier recognition using the residual method of accounting, will also result in increased revenue throughout 2016 as the elimination of Implied Maintenance Release PCS also results in the accelerated recognition of preexisting maintenance and product revenues that still do not qualify for the residual method of accounting but are now being recognized on an accelerated basis over a shorter remaining contractual maintenance period as compared to (i) the previous model of being recognized over a longer expected period of Implied Maintenance Release PCS and (ii) the prospective model of recognizing revenue ratably over a longer original contractual maintenance support period. As a result of the compressed amortization period for these prior transactions in 2016 and longer amortization of the respective renewals, we expect decreases in revenues related to impacted products in 2017 as amortization from old contracts is completed and new contracts are recognized over a traditional maintenance period.

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. For these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) VSOE of fair value if that exists; (ii) third-party evidence of selling price or TPE, when VSOE does not exist; or (iii) best estimate of the selling price or BESP, when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. Our process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, we consider a number of data points, including:

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

We have established VSOE of fair value for all professional services and training and for some of our support offerings. Our policy for establishing VSOE of fair value consists of evaluating standalone sales to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net revenues:
Product	58.9%	66.9%
Services	41.1%	33.1%
Total net revenues	100.0%	100.0%
Cost of revenues	30.3%	39.7%
Gross margin	69.7%	60.3%
Operating expenses:
Research and development	14.9%	19.4%
Marketing and selling	22.0%	23.5%
General and administrative	12.4%	16.1%
Amortization of intangible assets	0.6%	0.3%
Restructuring costs, net	1.9%	—%
Total operating expenses	51.8%	59.3%
Operating income	17.9%	1.0%
Interest and other income (expense), net	(2.9)%	(0.6)%
Income before income taxes	15.0%	0.4%
Provision for income taxes	0.4%	0.4%
Net income	14.6%	—%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly operating results to vary. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Revenues for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$34,569	$(12,548)	(26.6)%	$47,117
Audio products and solutions	49,940	17,028	51.7%	32,912
Products and solutions	84,509	4,480	5.6%	80,029
Services	59,038	19,481	49.2%	39,557
Total net revenues	$143,547	$23,961	20.0%	$119,586

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods presented:

	Three Months Ended March 31,
	2016	2015
United States	38%	38%
Other Americas	8%	6%
Europe, Middle East and Africa	39%	41%
Asia-Pacific	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $12.5 million, or 26.6%, for the three months ended March 31, 2016, compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily due to delayed purchasing decisions of shared storage solutions by customers anticipating the next-generation shared storage product that we recently launched in the second quarter of 2016. Also contributing to the decrease in revenues were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe. The decrease in revenue is also due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues increased $17.0 million, or 51.7%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase in audio revenues was primarily a result of accelerated revenue recognition of Pro Tools 12 due to the determination during the three months ended March 31, 2016 that Implied Maintenance Release PCS on Pro Tools 12 no longer exists. The cessation of Implied Maintenance Release PCS for Pro Tools resulted in the recognition of orders received over the last year that would have qualified for earlier recognition using the residual method of accounting.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $19.5 million, or 49.2%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer exists, resulting in accelerated recognition of maintenance revenues that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The cessation of Implied Maintenance Release PCS on Pro Tools and other products also has the impact of increasing conversion rates of new billings into revenue, since most maintenance contracts are now recognized over their contractual term rather than a much longer period of Implied Maintenance Release PCS. The increase was partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$27,124	$(4,673)	(14.7)%	$31,797
Services	14,410	(1,285)	(8.2)%	15,695
Amortization of intangible assets	1,950	1,950	—%	—
Total cost of revenues	$43,484	$(4,008)	(8.4)%	$47,492

Gross profit	$100,063	$27,969	38.8%	$72,094

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our total gross margin percentage for the three months ended March 31, 2016 increased to 69.7% from 60.3% for the same period in 2015. The increase for the three months ended March 31, 2016 was primarily the result of revenue recognized from the ending of Implied Maintenance Release PCS on Pro Tools 12, as discussed above, as well as the initial effects of our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended March 31, 2016 and 2015
	2016 Gross Margin %	Increase in Gross Margin %	2015 Gross Margin %
Products	67.9%	7.6%	60.3%
Services	75.6%	15.3%	60.3%
Total	69.7%	9.4%	60.3%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development	$21,404	$(1,769)	(7.6)%	$23,173
Marketing and selling	31,619	3,574	12.7%	28,045
General and administrative	17,730	(1,657)	(8.5)%	19,387
Amortization of intangible assets	786	412	110.2%	374
Restructuring costs, net	2,777	2,777	—%	—
Total operating expenses	$74,316	$3,337	4.7%	$70,979

Operating income	$25,747	$24,632	2,209.1%	$1,115

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $1.8 million, or 7.6%, for the three months ended March 31, 2016, compared to the same period in 2015. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Computer hardware and supplies	$(966)	(63.9)%
Personnel-related	(533)	(4.2)%
Consulting and outside services	(103)	(2.6)%
Facilities and information technology	(87)	(2.1)%
Other	(80)	(10.7)%
Total research and development expenses increase	$(1,769)	(7.6)%

The decrease in computer hardware and supplies expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the timing of certain development projects as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The computer hardware and supplies expenses for the three months ended March 31, 2015 were also higher due to the development of VENUE | S6L. The decrease in personnel-related expenses for the three months ended March 31, 2016, compared to the same period in 2015, was due to decreases in incentive-based compensation accrual.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling costs expenses increased $3.6 million, or 12.7%, for the three months ended March 31, 2016, compared to the same period in 2015. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016 Increase (Decrease) From 2015
	$	%
Foreign exchange losses	$3,062	234.5%
Facilities and information technology infrastructure	1,141	23.3%
Personnel-related	(607)	(3.4)%
Consulting and outside services	(293)	(19.4)%
Other	271	5.4%
Total marketing and selling expenses increase	$3,574	12.7%

The increase in facilities and information technology expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily the result of more usage of information technology in the 2016. The decrease in personnel-related expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to decreases in incentive-based compensation accrual and stock-based compensation. During the three months ended March 31, 2016, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.8 million, compared to gains of $1.3 million during the comparable period in 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $1.7 million, or 8.5%, for the three months ended March 31, 2016, compared to the same period in 2015. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016 (Decrease) Increase From 2015
	$	%
Acquisition and related integration	$(1,698)	(72.5)%
Personnel-related	(371)	(5.0)%
Consulting and outside services	276	4.5%
Facilities and information technology	100	4.2%
Other	36	3.0%
Total general and administrative expenses decrease	$(1,657)	(8.5)%

The decrease in acquisition and related integration expenses for the three months ended March 31, 2016 was primarily the result of more outside professional and consulting services used during the same period in 2015 when we actively engaged in acquisition related activities. The decrease in personnel-related expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily the result of a decrease in incentive-based compensation accrual.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Provision	$	%	Provision
Provision for income taxes	$635	$74	13.2%	$561

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 2.9% and 143.1%, respectively, for the three months ended March 31, 2016 and 2015. Our provision for income taxes increased for the three months ended March 31, 2016, compared to the same period in 2015 primarily as a result of changes in the jurisdictional mix of earnings and overall higher profitability of the business. During the three months ended March 31, 2016, the provision included a discrete tax benefit for a foreign tax rate reduction of $0.2 million. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset; in addition the estimated annual effective tax rate excluded the United States because the earnings could not be reliably estimated due to anticipated marginal profitability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

As of March 31, 2016, our principal sources of liquidity included cash and cash equivalents totaling $87.8 million and available borrowings under our Credit Facility of $5.0 million. As of March 31, 2016, our working capital was $(75.2) million, compared to $(167.5) million as of December 31, 2015. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded on our balance sheet, which consist of service obligations that do not represent meaningful cash requirements. We have deferred a significant portion of revenues from sales transactions and recorded them as deferred revenues. The satisfaction of the obligations that give rise to the deferred revenue are not expected to require significant use of cash in 2016.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, obligations under restructuring programs, and our debt servicing costs. We are continuing to focus on maintaining adequate liquidity and further reducing costs and improving our operational efficiency, including the restructuring plan we announced in February 2016. We believe that we will have sufficient cash, cash equivalents, funds generated from operations and funds available under the Credit Facility to meet our operational objectives for at least the next 12 months, as well as for the foreseeable future. However, if our cash needs fluctuate significantly we may not have sufficient liquidity to meet all of our obligations. We may need additional financing in the future, the availability of which will depend on a variety of factors such as our future financial and operating performance and financial market conditions. We may have difficulty obtaining additional financing on attractive terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(11,209)	$4,630
Net cash used in investing activities	(9,070)	(2,953)
Net cash provided by (used in) financing activities	89,774	(656)
Effect of foreign currency exchange rates on cash and cash equivalents	433	(586)
Net increase in cash and cash equivalents	$69,928	$435

Cash Flows from Operating Activities

Cash used in operating activities aggregated $11.2 million for the three months ended March 31, 2016, which was primarily attributable to lower sales of our video products, and incremental cash payments relating to termination benefits and employee overlap expenses. The lower sales of our video products is due to delayed purchasing decisions of shared storage solutions by customers anticipating the next-generation shared storage product that we recently launched in the second quarter of 2016. Also contributing to the decrease in sales were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe.

Cash Flows from Investing Activities

For the three months ended March 31, 2016, the net cash flow used in investing activities reflected $4.5 million used for the purchase of property and equipment, and $4.5 million used for the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems and leasehold improvements.

Cash Flows from Financing Activities

For the three months ended March 31, 2016, the net cash flow provided by financing activities reflected $100.0 million proceeds from the Term Loan and $4.9 million issuance costs paid for the Financing Agreement entered into in February 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

Our new accounting pronouncements are set forth under Part 1, Item 1 of the form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have significant international operations and derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the changes in foreign currency exchange rates that could adversely affect our revenues, net income and cash flow.

During the three months ended March 31, 2016 and 2015, we recorded net losses (gains) of $1.8 million and $(1.3) million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2016, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

On February 26, 2016, we borrowed $100.0 million under the Term Loan that bears interest at approximately 7.75%. We also maintain a revolving Credit Facility that allows us to borrow up to $5.0 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our management concluded that as of March 31, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we have undertaken a broad range of remedial actions to address the material weaknesses in our internal control over financial reporting, including changes in staffing, as well as design and implementation of new controls. These remedial procedures continued throughout the three months ended March 31, 2016, and we expect that they will continue throughout the remainder of 2016. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the three months ended March 31, 2016.

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

See Note 8 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. There have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 in addition to the other information included or incorporated by reference in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 4, 2016	By:	/s/ John W. Frederick
		Name:	John W. Frederick
		Title:	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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