Form 10-Q
period 2016-06-30
AVID TECHNOLOGY, INC.
filed 2016-08-05
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of August 2, 2016 was 39,821,072.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements may involve subjects relating to, among others, the following:

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

•	our anticipated benefits and synergies from and the anticipated financial impact of any acquired business (including Orad);

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to effectively mitigate and remediate the material weaknesses in our internal control over financial reporting, and the expected timing thereof;

•	our capital resources and the adequacy thereof;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation, including Brexit;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	fluctuations in foreign exchange and interest rates; and

•	the risk of restatement of our financial statements.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 1A of our quarterly report for the quarter ended March 31, 2016 and in other documents we filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Products	$75,592	$76,150	$160,101	$156,179
Services	58,477	33,617	117,515	73,174
Total net revenues	134,069	109,767	277,616	229,353

Cost of revenues:
Products	28,488	28,363	55,612	60,160
Services	15,831	14,943	30,241	30,638
Amortization of intangible assets	1,950	163	3,900	163
Total cost of revenues	46,269	43,469	89,753	90,961
Gross profit	87,800	66,298	187,863	138,392

Operating expenses:
Research and development	21,434	23,310	42,838	46,483
Marketing and selling	30,177	32,811	61,796	60,856
General and administrative	16,807	17,425	34,537	36,812
Amortization of intangible assets	782	408	1,568	782
Restructuring (recoveries) costs, net	(213)	539	2,564	539
Total operating expenses	68,987	74,493	143,303	145,472

Operating income (loss)	18,813	(8,195)	44,560	(7,080)

Interest expense	(4,769)	(915)	(9,000)	(1,253)
Other expense, net	(390)	(524)	(342)	(909)
Income (loss) before income taxes	13,654	(9,634)	35,218	(9,242)
Provision for (benefit from) income taxes	703	(5,550)	1,338	(4,989)
Net income (loss)	$12,951	$(4,084)	$33,880	$(4,253)

Net income (loss) per common share – basic	$0.33	$(0.10)	$0.86	$(0.11)
Net income (loss) per common share – diluted	$0.33	$(0.10)	$0.85	$(0.11)

Weighted-average common shares outstanding – basic	39,678	39,635	39,622	39,512
Weighted-average common shares outstanding – diluted	39,734	39,635	39,691	39,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$12,951	$(4,084)	$33,880	$(4,253)

Other comprehensive income (loss):
Foreign currency translation adjustments	(787)	2,213	2,458	(3,668)

Comprehensive income (loss)	$12,164	$(1,871)	$36,338	$(7,921)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$50,365	$17,902
Accounts receivable, net of allowances of $7,807 and $9,226 at June 30, 2016 and December 31, 2015, respectively	44,769	58,807
Inventories	53,902	48,073
Prepaid expenses	9,220	6,548
Other current assets	7,179	6,119
Total current assets	165,435	137,449
Property and equipment, net	35,676	35,481
Intangible assets, net	27,762	33,219
Goodwill	32,643	32,643
Long-term deferred tax assets, net	2,025	2,011
Other long-term assets	10,169	7,123
Total assets	$273,710	$247,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,121	$45,511
Accrued compensation and benefits	22,814	28,124
Accrued expenses and other current liabilities	24,871	35,354
Income taxes payable	495	1,023
Short-term debt	5,000	5,000
Deferred revenues	165,623	189,887
Total current liabilities	253,924	304,899
Long-term debt	187,830	95,950
Long-term deferred tax liabilities, net	2,088	3,443
Long-term deferred revenues	101,529	158,495
Other long-term liabilities	17,343	14,711
Total liabilities	562,714	577,498

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,054,641	1,055,838
Accumulated deficit	(1,285,489)	(1,319,318)
Treasury stock at cost	(52,858)	(58,336)
Accumulated other comprehensive loss	(5,721)	(8,179)
Total stockholders’ deficit	(289,004)	(329,572)
Total liabilities and stockholders’ deficit	$273,710	$247,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$33,880	$(4,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,890	8,014
Provision (recovery) for doubtful accounts	367	(205)
Stock-based compensation expense	4,388	5,344
Non-cash interest expense	5,394	207
Unrealized foreign currency transaction losses (gains)	1,578	(4,043)
Benefit for deferred taxes	(1,365)	(6,514)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,683	8,935
Inventories	(5,829)	8,940
Prepaid expenses and other current assets	(3,994)	784
Accounts payable	(10,373)	347
Accrued expenses, compensation and benefits and other liabilities	(13,910)	(17,362)
Income taxes payable	(510)	770
Deferred revenues	(81,215)	(27,178)
Net cash used in operating activities	(45,016)	(26,214)

Cash flows from investing activities:
Purchases of property and equipment	(7,321)	(6,742)
Payments for business and technology acquisitions, net of cash acquired	—	(65,967)
Increase in other long-term assets	(12)	(850)
Increase in restricted cash	(4,544)	(2,330)
Net cash used in investing activities	(11,877)	(75,889)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	121,150
Repayment of debt	(1,250)	—
Cash paid for capped call transaction	—	(10,125)
Proceeds from the issuance of common stock under employee stock plans	285	2,804
Common stock repurchases for tax withholdings for net settlement of equity awards	(441)	(1,299)
Proceeds from revolving credit facilities	25,000	29,500
Payments on revolving credit facilities	(30,000)	(29,500)
Payments for credit facility issuance costs	(4,971)	(505)
Net cash provided by financing activities	88,623	112,025

Effect of exchange rate changes on cash and cash equivalents	733	(331)
Net increase in cash and cash equivalents	32,463	9,591
Cash and cash equivalents at beginning of period	17,902	25,056
Cash and cash equivalents at end of period	$50,365	$34,647
Supplemental information:
Cash paid for income taxes, net of refunds	$1,003	$877
Cash paid for interest	3,690	981
Non-cash financing activities:
Issuance costs for long-term debt	$49	$581
Issuance costs for credit facility	—	$634

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $50.4 million as of June 30, 2016.

In February 2016, the Company committed to a cost efficiency program that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party service costs. In connection with this cost efficiency program, the Company expects to incur, in the aggregate, cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company anticipates that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and, when fully implemented, will result in annualized costs savings of approximately $76 million.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Company entered into a term loan in the aggregate principal amount of $100 million. The Financing Agreement also provides the Company with the ability to draw up to a maximum of $5 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125 million in outstanding principal of 2.00% convertible senior notes due June 15, 2020 (the “Notes”) has not been repaid or refinanced by such time. Proceeds from the Financing Agreement have been used to replace an existing $35 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. After paying for both debt issuance costs and the cost efficiency program, the new financing provided approximately $70 million of available liquidity, about half of which replaced the prior revolving credit facility with the remainder providing incremental liquidity to fund operations. The Financing Agreement requires the Company to comply with a financial statement covenant that stipulates a maximum leverage ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) commencing on June 30, 2016 of 4.35:1. The maximum leverage ratio declines gradually over the term of the agreement to a requirement of 2.5:1 on March 31, 2019 and thereafter.

The Company’s ability to satisfy the leverage ratio covenant in the future is heavily dependent on its ability to increase bookings and billings above levels experienced over the last twelve months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) dramatic changes in the media industry and the impact it has on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS in prior periods will decline significantly for the remainder of 2016 and in 2017, which will have an adverse impact on the Company’s leverage ratio.

In the event bookings and billings in future quarters are lower than the Company currently anticipates, it may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising additional equity or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on the Company’s business. If the Company is not in compliance with the leverage ratio and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require the Company to repay such indebtedness before the scheduled due date. If an event of default were to occur, the Company might not have sufficient funds available to make the payments required. If the Company is unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of the Company’s assets, which secure its borrowings under the Financing Agreement.

The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under the cost efficiency program. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draw up to a maximum of $5.0 million under the Financing Agreement’s revolving credit facility. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months as well as for the foreseeable future.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $15.2 million and $21.7 million of revenue during the three and six months ended June 30, 2016, respectively.

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

The Company has established VSOE of fair value for some of the Company’s professional services, training and support offerings. The Company’s policy for establishing VSOE of fair value consists of evaluating standalone sales to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

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

Recently Adopted Accounting Pronouncement

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted ASU 2016-09 during the second quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures. The adoption of ASU 2016-09 has no impact to the Company’s income taxes and condensed consolidated statements of cash flows. Accordingly, a cumulative-effect adjustment recorded to the beginning retained earnings as of January 1, 2016 for the impact of forfeitures is immaterial.

Recent Accounting Pronouncements to be Adopted

In May, 2014, the FASB issued a final updated standard on revenue recognition. The standard supersedes the most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, and early adoption as of January 1, 2017 is permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

On February 25, 2016, the FASB issued new accounting guidance on leases. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted upon issuance. The Company is evaluating the potential impact of adopting this standard on its financial statements, as well as the timing of its adoption of the standard.

2.	NET INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s employees that vest based on performance conditions, market conditions, or a combination of performance and market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities for the six months ended June 30, 2016 and at June 30, 2015.

	June 30, 2016	June 30, 2015
Options	4,218	5,227
Non-vested restricted stock units	1,177	951
Anti-dilutive potential common shares	5,395	6,178

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment (see Note 11). In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note 11, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of June 30, 2016, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

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
Assets Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. As of June 30, 2016 and December 31, 2015, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,641	$474	$2,167	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$3,617	$572	$3,045	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of June 30, 2016, the net carrying amount of the Notes was $98.7 million, and the fair value of the Notes was approximately $87.5 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$10,179	$9,594
Work in process	241	256
Finished goods	43,482	38,223
Total	$53,902	$48,073

As of June 30, 2016 and December 31, 2015, finished goods inventory included $8.2 million and $5.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,249	$(35,011)	$23,238	$58,032	$(30,902)	$27,130
Customer relationships	54,736	(50,411)	4,325	54,656	(48,767)	5,889
Trade names	1,346	(1,147)	199	1,346	(1,146)	200
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,242	$(91,480)	$27,762	$118,945	$(85,726)	$33,219

Amortization expense related to all intangible assets in the aggregate was $2.7 million and $0.6 million, respectively, for the three months ended June 30, 2016 and 2015 and $5.5 million and $1.0 million, respectively, for the six months ended June 30, 2016 and 2015. The Company expects amortization of acquired intangible assets to be $4.8 million for the remainder of 2016, $9.3 million in 2017, $9.3 million in 2018, and $4.4 million in 2019.

Goodwill at June 30, 2016 and December 31, 2015 was $32.6 million, which resulted from the acquisition of Orad in 2015.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred rent	$7,216	$6,755
Accrued restructuring	537	647
Income tax payable	2,711	—
Deferred compensation	6,879	7,309
Total	$17,343	$14,711

8.	CONTINGENCIES

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

As of June 30, 2016 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space and other facilities. In the event of default on the underlying leases, the landlords would, as of June 30, 2016, be eligible to draw against the letters of credit to a maximum of $2.2 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020. Also, the Company has letters of credit totaling $0.4 million that support its ongoing operations. These letters of credit have various terms and expiry dates during 2016 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Accrual balance at beginning of year	$2,234	$2,792
Accruals for product warranties	1,362	1,409
Costs of warranty claims	(1,205)	(1,727)
Accrual balance at end of period	$2,391	$2,474

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

During the quarter ended December 31, 2015, the Company recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. During the quarter ended March 31, 2016, the Company recorded restructuring costs of $2.8 million, representing the elimination of an additional 63 positions worldwide. During the quarter ended June 30, 2016, the Company recorded additional restructuring costs of $0.4 million, and recoveries totaling $0.6 million as a result of severance pay estimate changes primarily for the eliminated positions in Europe.

Prior Years’ Restructuring Plans

The remaining accrual balance of $1.2 million as of June 30, 2016 was related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008, respectively. No further actions are anticipated under those plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2016 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance as of December 31, 2015	$5,509	$1,671	$7,180
New restructuring charges – operating expenses	3,176	—	3,176
Revisions of estimated liabilities	(612)	—	(612)
Accretion	—	137	137
Cash payments	(5,962)	(659)	(6,621)
Foreign exchange impact on ending balance	(73)	7	(66)
Accrual balance as of June 30, 2016	$2,038	$1,156	$3,194

The employee-related accruals as of June 30, 2016 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals as of June 30, 2016 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through December 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related accruals, $0.7 million is included in the caption “accrued expenses and other current liabilities” and $0.5 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet as of June 30, 2016.

10.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Video products and solutions net revenues	$44,501	$42,830	$79,070	$89,947
Audio products and solutions net revenues	31,091	33,320	81,031	66,232
Products and solutions net revenues	75,592	76,150	160,101	156,179
Services net revenues	58,477	33,617	117,515	73,174
Total net revenues	$134,069	$109,767	$277,616	$229,353

The following table sets forth the Company’s revenues by geographic region for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$44,360	$41,917	$99,402	$87,079
Other Americas	10,234	6,623	20,972	14,172
Europe, Middle East and Africa	58,980	47,000	114,719	96,253
Asia-Pacific	20,495	14,227	42,523	31,849
Total net revenues	$134,069	$109,767	$277,616	$229,353

11.	LONG TERM DEBT AND CREDIT AGREEMENT

Long term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term Loan, net of unamortized debt issuance costs of $4,616 at June 30, 2016	$94,134	$—
Notes, net of unamortized original issue discount and debt issuance costs of $26,304 at June 30, 2016 and $29,050 at December 31, 2015, respectively	98,696	95,950
Credit Agreement	—	5,000
Total debt	192,830	100,950
Less: current portion	5,000	5,000
Total long-term debt	$187,830	$95,950

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The net proceeds from the offering were $120.3 million after deducting the offering expenses.

The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. Additional interest may be payable upon the occurrence of certain events of default relating to the Company’s failure to deliver certain documents or reports to the trustee under the indenture, the Company’s failure to timely file any document or report required pursuant to Section 13 or 15(d) of the Exchange Act or if the Notes are not freely tradable as of one year after the last date of original issuance of the Notes. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. Prior to December 15, 2019, the Notes are convertible only in the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On or after December 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the Notes prior to their maturity, which means that the Company is not required to redeem or retire the Notes periodically.

The Notes are senior unsecured obligations. Upon the occurrence of certain specified fundamental changes, the holders may require the Company to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was is 7.66%. Total interest expense for the six months ended June 30, 2016 was $4.0 million, reflecting the coupon and accretion of the discount.

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

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, the Company entered into a Capped Call derivative transaction with a third party. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments the Company may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by the Company when and if the Notes are converted. If, upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the Capped Call, the counter-party will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. The Company paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital in 2015.

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of June 30, 2016.

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

Interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million, which commenced in June 2016. The Term Loan also requires the Company to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Company recorded $2.7 million of interest expense on the Term Loan for the six months ended June 30, 2016, of which $2.0 million related to the quarter ended June 30, 2016.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated.  The Financing Agreement includes covenants requiring the Company to maintain a Leverage Ratio (defined as the ratio of (a) consolidated total funded indebtedness to (b) consolidated Adjusted EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20,000,000 in any fiscal year. As of June 30, 2016 the Company was in compliance with these covenants.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends and engaging in transactions with affiliates.

12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the six months ended June 30, 2016 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of January 1, 2016	4,345,334	—	4,345,334	$10.68
Forfeited or canceled	(455,570)	—	(455,570)	$16.42
Options outstanding as of June 30, 2016	3,889,764	—	3,889,764	$10.01	3.41	$0
Options vested as of June 30, 2016 or expected to vest			3,889,764	$10.01	3.41	$0
Options exercisable as of June 30, 2016			3,492,116	$10.29	3.26	$0

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2016 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of January 1, 2016	905,934	360,074	1,266,008	$9.97
Granted	668,472	489,482	1,157,954	$6.91
Vested	(264,688)	—	(264,688)	$13.36
Forfeited	(121,882)	(41,010)	(162,892)	$6.94
Non-vested as of June 30, 2016	1,187,836	808,546	1,996,382	$7.99	0.88	$11,579
Expected to vest			1,727,159	$7.97	0.88	$10,018

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products revenues	$1	$40	$31	$135
Cost of services revenues	151	175	300	334
Research and development expenses	65	46	149	152
Marketing and selling expenses	520	683	961	1,373
General and administrative expenses	1,553	1,938	2,947	3,350
	$2,290	$2,882	$4,388	$5,344

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2016 Oscar nominated films for Best Picture, Best Film Editing, Best Sound Editing, Best Sound Mixing and Best Original Score. Our audio solutions were also used in all 2016 Grammy nominated recordings for Best Album of The Year, Best Record of the Year and Best Song of the Year.  Our new NEXIS solution, the media industry’s first and only software defined storage platform, was announced at the National Association of Broadcasters conference in April 2016, earning the Best of Show award.

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

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in February 2016. The cost efficiency program encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this cost efficiency program, we expect to incur incremental cash expenditures of approximately $25 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $76 million.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which VSOE of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. Our determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $15.2 million and $21.7 million of revenue during the three and six months ended June 30, 2016.

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

As a result of the conclusion that Implied Maintenance Release PCS no longer exists for Pro Tools 12, prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements. The cessation of Implied Maintenance Release PCS for Pro Tools and other products subject to software revenue recognition guidance, in addition to the initial impact of immediately recognizing revenue related to orders that would have qualified for earlier recognition using the residual method of accounting, will also result in increased revenue throughout 2016 as the elimination of Implied Maintenance Release PCS also results in the accelerated recognition of preexisting maintenance and product revenues that still do not qualify for the residual method of accounting but are now being recognized on an accelerated basis over a shorter remaining contractual maintenance period as compared to (i) the previous model of being recognized over a longer expected period of Implied Maintenance Release PCS and (ii) the prospective model of recognizing revenue ratably over a longer original contractual maintenance support period. As a result of the compressed recognition period for these prior transactions in 2016 and longer recognition of the respective renewals, we expect significant decreases in revenues related to impacted product lines in 2017 as recognition from old contracts is completed and new contracts are recognized over a traditional maintenance period.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Product	56.4%	69.4%	57.7%	68.1%
Services	43.6%	30.6%	42.3%	31.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.5%	39.6%	32.3%	39.7%
Gross margin	65.5%	60.4%	67.7%	60.3%
Operating expenses:
Research and development	16.0%	21.2%	15.4%	20.3%
Marketing and selling	22.5%	29.9%	22.3%	26.5%
General and administrative	12.5%	15.9%	12.4%	16.1%
Amortization of intangible assets	0.6%	0.4%	0.6%	0.3%
Restructuring (recoveries) costs, net	(0.2)%	0.5%	0.9%	0.2%
Total operating expenses	51.4%	67.9%	51.6%	63.4%
Operating income (loss)	14.1%	(7.5)%	16.1%	(3.1)%
Interest and other expense, net	(3.9)%	(1.3)%	(3.4)%	(0.9)%
Income (loss) before income taxes	10.2%	(8.8)%	12.7%	(4.0)%
Provision for (benefit from) income taxes	0.5%	(5.1)%	0.5%	(2.1)%
Net income (loss)	9.7%	(3.7)%	12.2%	(1.9)%

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

Net Revenues for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$44,501	$1,671	3.9%	$42,830
Audio products and solutions	31,091	(2,229)	(6.7)%	33,320
Products and solutions	75,592	(558)	(0.7)%	76,150
Services	58,477	24,860	74.0%	33,617
Total net revenues	$134,069	$24,302	22.1%	$109,767

Net Revenues for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$79,070	$(10,877)	(12.1)%	$89,947
Audio products and solutions	81,031	14,799	22.3%	66,232
Products and solutions	160,101	3,922	2.5%	156,179
Services	117,515	44,341	60.6%	73,174
Total net revenues	$277,616	$48,263	21.0%	$229,353

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	33%	38%	36%	38%
Other Americas	8%	6%	8%	6%
Europe, Middle East and Africa	44%	43%	41%	42%
Asia-Pacific	15%	13%	15%	14%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues increased $1.7 million, or 3.9%, for the three months ended June 30, 2016, and decreased $10.9 million, or 12.1%, for the six months ended June 30, 2016, compared to the same periods in 2015. The slight increase for the three months ended June 30, 2016 was due primarily to the full quarter impact of the Orad acquisition that occurred on June 23, 2015. The decrease for the six months ended June 30, 2016 was primarily due to delayed purchasing decisions of shared storage solutions by customers anticipating our next-generation shared storage product.  Also contributing to the decrease in revenues were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe. Partially offsetting the increase for the three months ended June 30, 2016 and contributing to the decrease for the six months ended June 30, 2016 was the impact of lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $2.2 million, or 6.7%, for the three months ended June 30, 2016, and increased $14.8 million, or 22.3%, for the six months ended June 30, 2016, compared to the same periods in 2015. The decrease for the three months ended June 30, 2016 was primarily due to weaker sales of our Pro Tools HD systems. The increase in audio revenues for the six months ended June 30, 2016 was primarily a result of accelerated revenue recognition of Pro Tools 12 due to the determination during the three months ended March 31, 2016 that Implied Maintenance Release PCS on Pro Tools 12 no longer exists. The cessation of Implied Maintenance Release PCS for Pro Tools resulted in the recognition of orders received in 2015 that would have qualified for earlier recognition using the residual method of accounting.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $24.9 million, or 74.0%, for the three months ended June 30, 2016, and increased $44 million, or 60.6%, for the six months ended June 30, 2016, compared to the same periods in 2015. The increase for the three and six months ended June 30, 2016 was primarily the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer exists, which results in (i) accelerated revenue recognition of existing maintenance contracts that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period and (ii) increasing conversion rates of new maintenance contracts into revenue, since new maintenance contracts are now recognized over their contractual term rather than a much longer period of Implied Maintenance Release PCS. The increases were partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$28,488	$125	0.4%	$28,363
Services	15,831	888	5.9%	14,943
Amortization of intangible assets	1,950	1,787	1,096.3%	163
Total cost of revenues	$46,269	$2,800	6.4%	$43,469

Gross profit	$87,800	$21,502	32.4%	$66,298

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$55,612	$(4,548)	(7.6)%	$60,160
Services	30,241	(397)	(1.3)%	30,638
Amortization of intangible assets	3,900	3,737	2,292.6%	163
Total cost of revenues	$89,753	$(1,208)	(1.3)%	$90,961

Gross profit	187,863	$49,471	35.7%	138,392

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our total gross margin percentage for the three months ended June 30, 2016 increased to 65.5% from 60.4% for the same period in 2015. Our total gross margin percentage for the six months ended June 30, 2016 increased 7.4% from 60.3% for the same period in 2015. The increase for the three and six months ended June 30, 2016 was primarily the result of revenue recognized from the ending of Implied Maintenance Release PCS on Pro Tools 12, as discussed above, as well as the initial effects of our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended June 30, 2016 and 2015
	2016 Gross Margin %	Change in Gross Margin %	2015 Gross Margin %
Products	62.3%	(0.5)%	62.8%
Services	72.9%	17.4%	55.5%
Total	65.5%	5.1%	60.4%

Gross Margin % for the Six Months Ended June 30, 2016 and 2015
	2016 Gross Margin %	Increase in Gross Margin %	2015 Gross Margin %
Products	65.3%	3.8%	61.5%
Services	74.3%	16.2%	58.1%
Total	67.7%	7.4%	60.3%

Operating Expenses and Operating Income (Loss)

Operating Expenses and Operating Income (Loss) for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development	$21,434	$(1,876)	(8.0)%	$23,310
Marketing and selling	30,177	(2,634)	(8.0)%	32,811
General and administrative	16,807	(618)	(3.5)%	17,425
Amortization of intangible assets	782	374	91.7%	408
Restructuring (recoveries) costs, net	(213)	(752)	(139.5)%	539
Total operating expenses	$68,987	$(5,506)	(7.4)%	$74,493

Operating income (loss)	$18,813	$27,008	329.6%	$(8,195)

Operating Expenses and Operating Income (Loss) for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development	$42,838	$(3,645)	(7.8)%	$46,483
Marketing and selling	61,796	940	1.5%	60,856
General and administrative	34,537	(2,275)	(6.2)%	36,812
Amortization of intangible assets	1,568	786	100.5%	782
Restructuring costs, net	2,564	2,025	375.7%	539
Total operating expenses	$143,303	$(2,169)	(1.5)%	$145,472

Operating income (loss)	$44,560	$51,640	729.4%	$(7,080)

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $1.9 million, or 8.0%, for the three months ended June 30, 2016, and decreased $3.6 million, or 7.8%, for the six months ended June 30, 2016, compared to the same periods in 2015. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Consulting and outside services	$(911)	(20.3)%
Computer hardware and supplies	(807)	(58.4)%
Personnel-related	(118)	(0.9)%
Facilities and information technology	(77)	(1.9)%
Other	37	6.3%
Total research and development expenses decrease	$(1,876)	(8.0)%

Change in R&D Expenses for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Computer hardware and supplies	$(1,773)	(61.3)%
Consulting and outside services	(1,014)	(11.9)%
Personnel-related	(651)	(2.6)%
Facilities and information technology	(164)	(2.0)%
Other	(43)	(3.2)%
Total research and development expenses decrease	$(3,645)	(7.8)%

The decreases in consulting and outside services and computer hardware and supplies expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily due to the timing of certain development projects as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The computer hardware and supplies expenses for the six months ended June 30, 2015 were also higher due to the development of VENUE | S6L. The decrease in personnel-related expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily the result of our cost efficiencies program.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $2.6 million, or 8.0%, for the three months ended June 30, 2016, compared to the same period in 2015 and increased $0.9 million, or 1.5%, for the six months ended June 30, 2016, compared to the same period in 2015. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Personnel-related	$(1,894)	(9.6)%
Foreign exchange gains	(1,227)	(167.0)%
Facilities and information technology infrastructure	638	13.2%
Other	(151)	(2.0)%
Total marketing and selling expenses decrease	$(2,634)	(8.0)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Increase From 2015
	$	%
Personnel-related	$(2,501)	(6.6)%
Foreign exchange losses	1,835	321.3%
Facilities and information technology infrastructure	1,780	18.2%
Other	(174)	(1.2)%
Total marketing and selling expenses increase	$940	1.5%

The decrease in personnel-related expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily the result of our cost efficiency program. The increase in facilities and information technology expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily the result of more usage of information technology in 2016. During the six months ended June 30, 2016, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.3 million, compared to gains of $(0.6) million during the comparable period in 2015. During the three months ended June 30, 2016, net foreign exchange gains were $(0.5) million, compared to losses of $0.7 million during the comparable period in 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $0.6 million, or 3.5%, for the three months ended June 30, 2016, compared to the same period in 2015, and decreased $2.3 million, or 6.2%, for the six months ended June 30, 2016, compared to the same period in 2015. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Acquisition and related integration	$(3,342)	(77.5)%
Consulting and outside services	1,563	55.9%
Personnel-related	1,038	15.2%
Facilities and information technology	199	8.6%
Other	(76)	(6.3)%
Total general and administrative expenses decrease	$(618)	(3.5)%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Acquisition and related integration	$(5,054)	(76.0)%
Consulting and outside services	1,839	20.7%
Personnel-related	671	4.7%
Facilities and information technology	298	6.4%
Other	(29)	(1.2)%
Total general and administrative expenses decrease	$(2,275)	(6.2)%

The decrease in acquisition and related integration expenses for the three and six months ended June 30, 2016 was primarily the result of more outside professional and consulting services used during the same periods in 2015 when we actively engaged in acquisition related activities. The increase in consulting and outside services expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to increases in corporate strategy and investor relations related activities. The increase in personnel-related expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to an increase in the variable incentive-based compensation accrual.

Provision for (Benefit From) Income Taxes

Provision for (Benefit From) Income Taxes for the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Provision	$	%	Benefit
Provision for (benefit from) income taxes	$703	$6,253	112.7%	$(5,550)

Provision for (Benefit From) Income Taxes for the Six Months Ended June 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Provision	$	%	Benefit
Provision for (benefit from) income taxes	$1,338	$6,327	126.8%	$(4,989)

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 3.8% for the six months ended June 30, 2016. We had a tax benefit of 54.0% as a percentage of income before tax for the six months ended June 30, 2015. Our provision for income taxes increased for the six months ended June 30, 2016, compared to the same period in 2015 primarily as a result of overall higher profitability of the business. During the three and six months ended June 30, 2016, the provision included a discrete tax benefit for a foreign tax rate reduction of $0.2 million. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. During the six months ended June 30, 2015, the provision included a benefit of $6.5 million that was recorded as a discrete item resulting from the creation of a deferred tax liability associated with the portion of the convertible note offering that was classified as equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the convertible notes, the creation of the deferred tax liability also necessitated the release of a valuation allowance against deferred tax assets in an equal amount which, under GAAP, is required to be reflected as an income tax benefit in the current period due to our taxable losses in the US for the six months ended June 30, 2015.

We early adopted ASU 2016-09 during the second quarter of 2016 on a modified retrospective basis. The adoption of new guidance had no impact on income taxes because of our significant accumulated deferred tax assets including the tax effects of net operating loss (“NOL”) and tax credit carryovers. The realization of net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. ASC Topic 740 requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the magnitude of our deferred tax assets and our level of historical US losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation against our US deferred tax assets. The deferred tax asset for the previously unrecognized excess tax benefits outstanding at the beginning of 2016 was $33.7 million; the asset has a full valuation allowance. There were no excess tax benefits generated in the six-month period ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $50.4 million as of June 30, 2016. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

In February 2016, we committed to a cost efficiency program that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party services costs. In connection with this cost efficiency program, we expect to incur, in the aggregate, cash expenditures of approximately $25.0 million relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and when fully implemented, is expected to result in annualized costs savings of approximately $76.0 million.

In connection with the cost efficiency program, on February 26, 2016, we entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, we entered into a term loan in the aggregate principal amount of $100.0 million. The Financing Agreement also provides us with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. Proceeds from the Financing Agreement have been used to replace an existing $35.0 million revolving credit facility, finance our cost efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. After paying for both debt issuance costs and the cost efficiency program, the new financing provided approximately $70.0 million of available liquidity, about half of which replaced the prior revolving credit facility with the remainder providing incremental liquidity to fund operations. The Financing Agreement requires us to comply with a financial statement covenant that stipulates a maximum leverage ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) commencing on June 30, 2016 of 4.35:1. The maximum leverage ratio declines gradually over the term of the agreement to a requirement of 2.5:1 on March 31, 2019 and thereafter.

Our ability to satisfy the leverage ratio covenant in the future is heavily dependent on our ability to increase bookings and billings above levels experienced over the last twelve months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) dramatic changes in the media industry and the impact it has on our customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS in prior periods will decline significantly for the remainder of 2016 and in 2017, which will have an adverse impact on our leverage ratio.

In the event bookings and billings in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising additional equity or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the leverage ratio and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draw up to a maximum of $5.0 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(45,016)	$(26,214)
Net cash used in investing activities	(11,877)	(75,889)
Net cash provided by financing activities	88,623	112,025
Effect of foreign currency exchange rates on cash and cash equivalents	733	(331)
Net increase in cash and cash equivalents	$32,463	$9,591

Cash Flows from Operating Activities

Cash used in operating activities aggregated $45.0 million for the six months ended June 30, 2016, which was primarily attributable to lower sales of our video products, and incremental cash payments relating to termination benefits and employee overlap expenses. The lower sales of our video products is due to delayed purchasing decisions of shared storage solutions by customers anticipating the next-generation shared storage product that we launched in the second quarter of 2016. Also contributing to the decrease in sales were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, which adversely affected purchasing decisions.

Cash Flows from Investing Activities

For the six months ended June 30, 2016, the net cash flow used in investing activities reflected $7.3 million used for the purchase of property and equipment, and $4.5 million used for the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems and leasehold improvements.

Cash Flows from Financing Activities

For the six months ended June 30, 2016, the net cash flow provided by financing activities reflected $100.0 million proceeds from the Term Loan and $5.0 million issuance costs paid for the Financing Agreement entered into in February 2016. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted and To Be Adopted

Our new accounting pronouncements are set forth under Part 1, Item 1 of this Form 10-Q.

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

During the six months ended June 30, 2016 and 2015, we recorded net losses (gains) of $1.3 million and $(0.6) million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2016, would not have a significant impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our management concluded that as of June 30, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we have undertaken a broad range of remedial actions to address the material weaknesses in our internal control over financial reporting, including changes in staffing, as well as design and implementation of new controls. These remedial procedures continued throughout the six months ended June 30, 2016, and we expect that they will continue throughout the remainder of 2016. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the six months ended June 30, 2016.

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

Risks Related to Our Business and Industry

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, voters in the United Kingdom (“U.K”) approved the country’s exit from the European Union, and it is expected that the U.K. government will purse the legal process of leaving the European Union, typically referred to as “Brexit.” While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to and create uncertainty surrounding our business and results of operations. The most immediate effect of the referendum and expected Brexit has been seen through significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, the anticipated Brexit has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. Dollar, our reported revenue from foreign operations is reduced.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 5, 2016	By:	/s/ Ilan Sidi
		Name:	Ilan Sidi
		Title:	Interim Chief Financial Officer and Vice President of Human Resources

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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