Form 10-Q
period 2016-09-30
AVID TECHNOLOGY, INC.
filed 2016-11-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of November 4, 2016 was 40,625,177.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 1A of our quarterly reports for the quarters ended March 31, 2016 and June 30, 2016 and in other documents we filed from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Products	$63,740	$88,945	$223,841	$245,124
Services	55,279	48,491	172,794	121,665
Total net revenues	119,019	137,436	396,635	366,789

Cost of revenues:
Products	26,793	32,256	82,405	92,416
Services	14,885	15,416	45,126	46,054
Amortization of intangible assets	1,950	1,950	5,850	2,113
Total cost of revenues	43,628	49,622	133,381	140,583
Gross profit	75,391	87,814	263,254	226,206

Operating expenses:
Research and development	19,953	25,225	62,791	71,708
Marketing and selling	27,231	31,564	89,027	92,420
General and administrative	13,822	15,834	48,359	52,646
Amortization of intangible assets	567	786	2,135	1,568
Restructuring costs, net	5,314	—	7,878	539
Total operating expenses	66,887	73,409	210,190	218,881

Operating income	8,504	14,405	53,064	7,325

Interest expense	(4,702)	(2,469)	(13,702)	(3,722)
Other expense, net	(5)	(50)	(347)	(959)
Income before income taxes	3,797	11,886	39,015	2,644
(Benefit from) provision for income taxes	(5,321)	768	(3,983)	(4,221)
Net income	$9,118	$11,118	$42,998	$6,865

Net income per common share – basic and diluted	$0.23	$0.28	$1.08	$0.17

Weighted-average common shares outstanding – basic	40,194	39,231	39,814	39,417
Weighted-average common shares outstanding – diluted	40,476	39,750	39,950	40,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$9,118	$11,118	$42,998	$6,865

Other comprehensive income:
Foreign currency translation adjustments	155	(1,735)	2,613	(5,403)

Comprehensive income	$9,273	$9,383	$45,611	$1,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,717	$17,902
Accounts receivable, net of allowances of $8,491 and $9,226 at September 30, 2016 and December 31, 2015, respectively	40,850	58,807
Inventories	55,634	48,073
Prepaid expenses	6,901	6,548
Other current assets	7,104	6,119
Total current assets	158,206	137,449
Property and equipment, net	32,969	35,481
Intangible assets, net	25,245	33,219
Goodwill	32,643	32,643
Long-term deferred tax assets, net	2,028	2,011
Other long-term assets	11,827	7,123
Total assets	$262,918	$247,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,852	$45,511
Accrued compensation and benefits	27,439	28,124
Accrued expenses and other current liabilities	33,434	35,354
Income taxes payable	658	1,023
Short-term debt	5,000	5,000
Deferred revenues	157,468	189,887
Total current liabilities	249,851	304,899
Long-term debt	188,301	95,950
Long-term deferred tax liabilities, net	1,367	3,443
Long-term deferred revenues	82,540	158,495
Other long-term liabilities	13,592	14,711
Total liabilities	535,651	577,498

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,043,563	1,055,838
Accumulated deficit	(1,276,369)	(1,319,318)
Treasury stock at cost	(34,784)	(58,336)
Accumulated other comprehensive loss	(5,566)	(8,179)
Total stockholders’ deficit	(272,733)	(329,572)
Total liabilities and stockholders’ deficit	$262,918	$247,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,998	$6,865
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,169	13,936
Provision (recovery) for doubtful accounts	890	(175)
Stock-based compensation expense	6,116	7,731
Non-cash provision for restructuring	1,137	—
Non-cash interest expense	7,935	1,544
Unrealized foreign currency transaction losses (gains)	2,021	(5,098)
Benefit for deferred taxes	(5,187)	(6,504)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,057	6,844
Inventories	(7,561)	4,028
Prepaid expenses and other current assets	(1,493)	1,772
Accounts payable	(19,627)	4,932
Accrued expenses, compensation and benefits and other liabilities	(4,384)	(17,764)
Income taxes payable	347	1,268
Deferred revenues	(108,343)	(55,466)
Net cash used in operating activities	(48,925)	(36,087)
Cash flows from investing activities:
Purchases of property and equipment	(9,681)	(11,110)
Payments for business and technology acquisitions, net of cash acquired	—	(65,967)
Increase in other long-term assets	(17)	(575)
Increase in restricted cash	(4,544)	(1,047)
Net cash used in investing activities	(14,242)	(78,699)
Cash flows from financing activities:
Proceeds from long-term debt	100,000	120,401
Repayment of debt	(2,500)	—
Payments for repurchase of common stock	—	(7,999)
Cash paid for capped call transaction	—	(10,125)
Proceeds from the issuance of common stock under employee stock plans	5,914	3,113
Common stock repurchases for tax withholdings for net settlement of equity awards	(803)	(1,442)
Proceeds from revolving credit facilities	25,000	49,500
Payments on revolving credit facilities	(30,000)	(39,500)
Payments for credit facility issuance costs	(5,020)	(1,193)
Net cash provided by financing activities	92,591	112,755
Effect of exchange rate changes on cash and cash equivalents	391	(1,045)
Net increase (decrease) in cash and cash equivalents	29,815	(3,076)
Cash and cash equivalents at beginning of period	17,902	25,056
Cash and cash equivalents at end of period	$47,717	$21,980
Supplemental information:
Cash paid for income taxes, net of refunds	$1,678	$1,538
Cash paid for interest	5,767	1,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $47.7 million as of September 30, 2016.

In February 2016, the Company committed to a cost efficiency program that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party service costs. In connection with this cost efficiency program, the Company has incurred $14.5 million of the total expected incremental cash expenditures, approximately $25 million, relating to termination benefits, facility costs, employee overlap expenses and related actions. The Company anticipates that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and, when fully implemented, will result in annualized costs savings of approximately $76 million.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Company entered into a term loan in the aggregate principal amount of $100 million. The Financing Agreement also provides the Company with the ability to draw up to a maximum of $5 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125 million in outstanding principal of 2.00% convertible senior notes due June 15, 2020 (the “Notes”) has not been repaid or refinanced by such time. Proceeds from the Financing Agreement have been used to replace an existing $35 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation in this period of heightened market volatility. After paying for both debt issuance costs and the cost efficiency program, the new financing provided approximately $70 million of available liquidity, about half of which replaced the prior revolving credit facility with the remainder providing incremental liquidity to fund operations. The Financing Agreement requires the Company to comply with a financial statement covenant that stipulates a maximum leverage ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016; 5.40:1.00 for the four quarters ending September 30, 2016; 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00. The Financing Agreement also restricts the Company from making capital expenditures in excess of $20 million in any fiscal year. As of September 30, 2016 the Company was in compliance with these covenants.

The Company’s ability to satisfy the leverage ratio covenant in the future is heavily dependent on its ability to increase bookings and billings above levels experienced over the last 12 months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) dramatic changes in the media industry and the impact it has on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS (as defined below) in prior periods will decline significantly for the remainder of 2016 and in 2017, which will have an adverse impact on the Company’s leverage ratio.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $12.0 million and $33.7 million of revenue during the three and nine months ended September 30, 2016, respectively.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities for the nine months ended September 30, 2016 and 2015.

	September 30, 2016	September 30, 2015
Options	3,939	1,023
Non-vested restricted stock units	687	231
Anti-dilutive potential common shares	4,626	1,254

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment (see Note 11). In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note 11, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of September 30, 2016, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

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
Assets Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. As of September 30, 2016 and December 31, 2015, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,035	$495	$1,540	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$3,617	$572	$3,045	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of September 30, 2016, the net carrying amount of the Notes was $100.1 million, and the fair value of the Notes was approximately $104.7 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,371	$9,594
Work in process	252	256
Finished goods	45,011	38,223
Total	$55,634	$48,073

As of September 30, 2016 and December 31, 2015, finished goods inventory included $7.8 million and $5.3 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,257	$(36,969)	$21,288	$58,032	$(30,902)	$27,130
Customer relationships	54,753	(50,796)	3,957	54,656	(48,767)	5,889
Trade names	1,346	(1,346)	—	1,346	(1,146)	200
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,267	$(94,022)	$25,245	$118,945	$(85,726)	$33,219

Amortization expense related to all intangible assets in the aggregate was $2.5 million and $2.7 million, respectively, for the three months ended September 30, 2016 and 2015 and $8.0 million and $3.7 million, respectively, for the nine months ended September 30, 2016 and 2015. The Company expects amortization of acquired intangible assets to be $2.3 million for the remainder of 2016, $9.3 million in 2017, $9.3 million in 2018, and $4.4 million in 2019.

Goodwill at September 30, 2016 and December 31, 2015 was $32.6 million, which resulted from the acquisition of Orad in 2015.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred rent	$5,793	$6,755
Accrued restructuring	1,513	647
Deferred compensation	6,286	7,309
Total	$13,592	$14,711

8.	CONTINGENCIES

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

As of September 30, 2016 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company entered a License Agreement with Nexidia Inc., which grants Avid a limited, exclusive, and restricted to the Media Market, non-assignable worldwide, non-sublicensable, license to use media and entertainment technologies and solutions and associated language packs (the “Licensed Software”). In accordance with the terms of the License Agreement, the Company will pay Nexidia a non-refundable initial license fee of $2.0 million by no later than January 2, 2017. The initial license fee entitles Avid to sell such amounts and numbers of the Licensed Software based on a license fee per license software.

The Company has letters of credit that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space and other facilities. In the event of default on the underlying leases, the landlords would, as of September 30, 2016, be eligible to draw against the letters of credit to a maximum of $2.2 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020. Also, the Company has letters of credit totaling $1.2 million that support its ongoing operations. These letters of credit have various terms and expiration dates during 2016 and beyond, and some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Accrual balance at beginning of year	$2,234	$2,792
Accruals for product warranties	1,992	2,429
Costs of warranty claims	(1,872)	(2,747)
Accrual balance at end of period	$2,354	$2,474

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

During the quarter ended December 31, 2015, the Company recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. During the quarter ended March 31, 2016, the Company recorded restructuring costs of $2.8 million, representing the elimination of an additional 63 positions worldwide. During the quarter ended June 30, 2016, the Company recorded additional restructuring costs of $0.4 million, and recoveries totaling $0.6 million as a result of severance pay estimate changes primarily for the eliminated positions in Europe. During the quarter ended September 30, 2016, the Company recorded restructuring charges of $2.4 million related to severance costs for an additional 60 positions eliminated and severance pay estimate adjustments, and $2.1 million for the partial closure of facilities in Burlington, Massachusetts, which included non-cash amounts of $1.1 million for fixed asset write-off.

Prior Years’ Restructuring Plans

In September 2016, the Company recorded a revision of restructuring costs of $0.8 million resulting from an update to the sublease assumption related to the Company’s Mountain View, California facility that was partially abandoned in 2012.

The accrual balance of $1.7 million as of September 30, 2016 was related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008, respectively. No further actions are anticipated under those plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2016 (in thousands):

	Employee- Related	Facilities/Other-Related	Total
Accrual balance as of December 31, 2015	$5,509	$1,671	$7,180
New restructuring charges – operating expenses	5,536	943	6,479
Revisions of estimated liabilities	(501)	763	262
Non-cash write-offs	—	1,137	1,137
Accretion	—	211	211
Cash payments	(7,053)	(988)	(8,041)
Foreign exchange impact on ending balance	(72)	8	(64)
Accrual balance as of September 30, 2016	$3,419	$3,745	$7,164

The employee-related accruals as of September 30, 2016 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals as of September 30, 2016 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through December 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related balance, $1.1 million is included in the caption “accrued expenses and other current liabilities”, $1.5 million is included in the caption “other long-term liabilities”, and $1.1 million of fixed assets write-off relating to the partial closure of facilities in Burlington, Massachusetts is reflected in the caption “property and equipment, net” in the Company’s condensed consolidated balance sheet as of September 30, 2016.

10.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Video products and solutions net revenues	$39,182	$62,851	$118,252	$152,798
Audio products and solutions net revenues	24,558	26,094	105,589	92,326
Products and solutions net revenues	63,740	88,945	223,841	245,124
Services net revenues	55,279	48,491	172,794	121,665
Total net revenues	$119,019	$137,436	$396,635	$366,789

The following table sets forth the Company’s revenues by geographic region for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$45,982	$48,146	$145,384	$135,225
Other Americas	9,702	10,212	30,674	24,384
Europe, Middle East and Africa	44,524	55,061	159,243	151,314
Asia-Pacific	18,811	24,017	61,334	55,866
Total net revenues	$119,019	$137,436	$396,635	$366,789

11.	LONG TERM DEBT AND CREDIT AGREEMENT

Long term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term Loan, net of unamortized debt issuance costs of $4,324 at September 30, 2016	$93,175	$—
Notes, net of unamortized original issue discount and debt issuance costs of $24,874 at September 30, 2016 and $29,050 at December 31, 2015, respectively	100,126	95,950
Credit Agreement	—	5,000
Total debt	193,301	100,950
Less: current portion	5,000	5,000
Total long-term debt	$188,301	$95,950

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

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was is 7.66%. Total interest expense for the nine months ended September 30, 2016 was $6.1 million, reflecting the coupon and accretion of the discount.

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

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of September 30, 2016.

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

Interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million, which commenced in June 2016. The Term Loan also requires the Company to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Company recorded $4.6 million of interest expense on the Term Loan for the nine months ended September 30, 2016, of which $1.9 million related to the quarter ended September 30, 2016.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated.  The Financing Agreement includes covenants requiring the Company to maintain a Leverage Ratio (defined as the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20 million in any fiscal year. As of September 30, 2016 the Company was in compliance with these covenants.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends and engaging in transactions with affiliates.

12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the nine months ended September 30, 2016 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of January 1, 2016	4,345,334	—	4,345,334	$10.68
Exercised	(787,867)	—	(787,867)	$7.67
Forfeited or canceled	(655,602)	—	(655,602)	$15.28
Options outstanding as of September 30, 2016	2,901,865	—	2,901,865	$10.46	3.26	$600
Options vested as of September 30, 2016 or expected to vest			2,901,865	$10.46	3.25	$600
Options exercisable as of September 30, 2016			2,662,985	$10.72	3.14	$498

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2016 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested as of January 1, 2016	905,934	360,074	1,266,008	$9.97
Granted	916,972	489,482	1,406,454	$6.84
Vested	(397,936)	—	(397,936)	$11.95
Forfeited	(257,077)	(155,719)	(412,796)	$7.93
Non-vested as of September 30, 2016	1,167,893	693,837	1,861,730	$7.64	0.86	$14,764
Expected to vest			1,589,999	$7.66	0.86	$12,609

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of products revenues	$12	$40	$43	$175
Cost of services revenues	145	142	445	476
Research and development expenses	73	73	222	225
Marketing and selling expenses	547	529	1,508	1,902
General and administrative expenses	951	1,603	3,898	4,953
	$1,728	$2,387	$6,116	$7,731

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in February 2016. The cost efficiency program encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. In connection with this cost efficiency program, we have incurred $14.5 million of the total expected incremental cash expenditures, approximately

$25 million, relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and will result in annualized costs savings of appropriately $76 million.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. Our determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period, the reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $12.0 million and $33.7 million of revenue during the three and nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Product	53.6%	64.7%	56.4%	66.8%
Services	46.4%	35.3%	43.6%	33.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.7%	36.1%	33.6%	38.3%
Gross margin	63.3%	63.9%	66.4%	61.7%
Operating expenses:
Research and development	16.8%	18.4%	15.8%	19.6%
Marketing and selling	22.9%	23.0%	22.4%	25.2%
General and administrative	11.6%	11.5%	12.2%	14.4%
Amortization of intangible assets	0.5%	0.6%	0.5%	0.4%
Restructuring costs, net	4.5%	—%	2.0%	0.1%
Total operating expenses	56.3%	53.5%	52.9%	59.7%
Operating income	7.0%	10.4%	13.5%	2.0%
Interest and other expense, net	(4.0)%	(1.8)%	(3.5)%	(1.3)%
Income before income taxes	3.0%	8.6%	10.0%	0.7%
(Benefit from) provision for income taxes	(4.5)%	0.6%	(1.0)%	(1.2)%
Net income	7.5%	8.0%	11.0%	1.9%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict.  In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models which is influencing their short-term and long-term purchasing decisions. As a result these factors that our customers’ are facing, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Net Revenues for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$39,182	$(23,669)	(37.7)%	$62,851
Audio products and solutions	24,558	(1,536)	(5.9)%	26,094
Products and solutions	63,740	(25,205)	(28.3)%	88,945
Services	55,279	6,788	14.0%	48,491
Total net revenues	$119,019	$(18,417)	(13.4)%	$137,436

Net Revenues for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$118,252	$(34,546)	(22.6)%	$152,798
Audio products and solutions	105,589	13,263	14.4%	92,326
Products and solutions	223,841	(21,283)	(8.7)%	245,124
Services	172,794	51,129	42.0%	121,665
Total net revenues	$396,635	$29,846	8.1%	$366,789

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	39%	35%	37%	37%
Other Americas	8%	7%	8%	7%
Europe, Middle East and Africa	37%	40%	40%	41%
Asia-Pacific	16%	17%	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $23.7 million, or 37.7%, for the three months ended September 30, 2016, and decreased $34.5 million, or 22.6%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The decrease for the three and nine months ended September 30, 2016 was primarily due to delayed purchasing decisions of shared storage solutions by customers anticipating our next-generation shared storage product.  Video products and solutions revenues for the three and nine months ended September 30, 2015 were also higher due to the determination during the three months ended September 30, 2015 that Implied Maintenance Release PCS on Media Composer 8.0 had ended which resulted in increased product revenue for the prior period reflecting the recognition of older orders that then qualified for the residual method of accounting. Also contributing to the decrease in revenues were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, and the impact of lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $1.5 million, or 5.9%, for the three months ended September 30, 2016, and increased $13.3 million, or 14.4%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily due to weaker sales of our Pro Tools HD systems. The increase in audio revenues for the nine months ended September 30, 2016 was primarily a result of accelerated revenue recognition of Pro Tools 12 due to the determination during the three months ended March 31, 2016 that Implied Maintenance Release PCS on Pro Tools 12 no longer exists. The cessation of Implied Maintenance Release PCS for Pro Tools resulted in the recognition of orders received in 2015 that would have qualified for earlier recognition using the residual method of accounting.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $6.8 million, or 14.0%, for the three months ended September 30, 2016, and increased $51 million, or 42.0%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The increase for the three and nine months ended September 30, 2016 was primarily the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer exists, which results in (i) accelerated revenue recognition of existing maintenance contracts that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period and (ii) increasing conversion rates of new maintenance contracts into revenue, since new maintenance contracts are now recognized over their contractual term rather than a much longer period of Implied Maintenance Release PCS. The increases were partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$26,793	$(5,463)	(16.9)%	$32,256
Services	14,885	(531)	(3.4)%	15,416
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$43,628	$(5,994)	(12.1)%	$49,622

Gross profit	$75,391	$(12,423)	(14.1)%	$87,814

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$82,405	$(10,011)	(10.8)%	$92,416
Services	45,126	(928)	(2.0)%	46,054
Amortization of intangible assets	5,850	3,737	176.9%	2,113
Total cost of revenues	$133,381	$(7,202)	(5.1)%	$140,583

Gross profit	263,254	$37,048	16.4%	226,206

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our total gross margin percentage for the three months ended September 30, 2016 decreased to 63.3% from 63.9% for the same period in 2015. Our total gross margin percentage for the nine months ended September 30, 2016 increased 4.7% from 61.7% for the same period in 2015. The decrease for the three months ended September 30, 2016 is due to the decreased revenue from our video products, which was partially offset by our programs to reduce costs and increase operational efficiencies. The increase for the nine months ended September 30, 2016 was primarily the result of revenue recognized from the ending of Implied Maintenance Release PCS on Pro Tools 12, as discussed above, as well as the effects of our cost efficiency program.

Gross Margin % for the Three Months Ended September 30, 2016 and 2015
	2016 Gross Margin %	Change in Gross Margin %	2015 Gross Margin %
Products	58.0%	(5.7)%	63.7%
Services	73.1%	4.9%	68.2%
Total	63.3%	(0.6)%	63.9%

Gross Margin % for the Nine Months Ended September 30, 2016 and 2015
	2016 Gross Margin %	Increase in Gross Margin %	2015 Gross Margin %
Products	63.2%	0.9%	62.3%
Services	73.9%	11.8%	62.1%
Total	66.4%	4.7%	61.7%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development	$19,953	$(5,272)	(20.9)%	$25,225
Marketing and selling	27,231	(4,333)	(13.7)%	31,564
General and administrative	13,822	(2,012)	(12.7)%	15,834
Amortization of intangible assets	567	(219)	(27.9)%	786
Restructuring costs, net	5,314	5,314	100.0%	—
Total operating expenses	$66,887	$(6,522)	(8.9)%	$73,409

Operating income	$8,504	$(5,901)	(41.0)%	$14,405

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development	$62,791	$(8,917)	(12.4)%	$71,708
Marketing and selling	89,027	(3,393)	(3.7)%	92,420
General and administrative	48,359	(4,287)	(8.1)%	52,646
Amortization of intangible assets	2,135	567	36.2%	1,568
Restructuring costs, net	7,878	7,339	1,361.6%	539
Total operating expenses	$210,190	$(8,691)	(4.0)%	$218,881

Operating income	$53,064	$45,739	624.4%	$7,325

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $5.3 million, or 20.9%, for the three months ended September 30, 2016, and decreased $8.9 million, or 12.4%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Personnel-related	$(2,495)	(17.8)%
Computer hardware and supplies	(1,607)	(87.2)%
Consulting and outside services	(945)	(21.1)%
Facilities and information technology	(276)	(6.3)%
Other	51	10.3%
Total research and development expenses decrease	$(5,272)	(20.9)%

Change in R&D Expenses for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Computer hardware and supplies	$(3,380)	(71.4)%
Personnel-related	(3,145)	(8.0)%
Consulting and outside services	(1,959)	(15.1)%
Facilities and information technology	(440)	(3.5)%
Other	7	0.4%
Total research and development expenses decrease	$(8,917)	(12.4)%

The decreases in computer hardware and supplies and consulting and outside services expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were primarily due to the timing of certain development projects as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The computer hardware and supplies expenses for the three and nine months ended September 30, 2015 were also higher due to the development of VENUE | S6L. The decrease in personnel-related expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily the result of our cost efficiency program.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $4.3 million, or 13.7%, for the three months ended September 30, 2016, and decreased $3.4 million, or 3.7%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Personnel-related	$(5,384)	(29.1)%
Facilities and information technology infrastructure	872	16.0%
Foreign exchange gains	476	628.9%
Other	(297)	(3.9)%
Total marketing and selling expenses decrease	$(4,333)	(13.7)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Personnel-related	$(8,188)	(15.7)%
Facilities and information technology infrastructure	2,846	19.9%
Foreign exchange losses	2,311	466.6%
Other	(362)	(1.4)%
Total marketing and selling expenses decrease	$(3,393)	(3.7)%

The decrease in personnel-related expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily the result of our cost efficiency program. The increase in facilities and information technology expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily the result of more usage of information technology in 2016. During the nine months ended September 30, 2016, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.8 million, compared to gains of $(0.5) million during the comparable period in 2015. During the three months ended September 30, 2016, net foreign exchange gains were $(0.6) million, compared to gains of $(0.1) million during the comparable period in 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $2.0 million, or 12.7%, for the three months ended September 30, 2016, and decreased $4.3 million, or 8.1%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Acquisition and related integration	$(1,946)	(99.3)%
Consulting and outside services	(861)	(19.7)%
Personnel-related	190	3.1%
Facilities and information technology	147	6.3%
Other	458	41.2%
Total general and administrative expenses decrease	$(2,012)	(12.7)%

Change in General and Administrative Expenses for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015
	$	%
Acquisition and related integration	$(6,993)	(81.2)%
Consulting and outside services	978	7.4%
Personnel-related	861	4.3%
Facilities and information technology	446	6.3%
Other	421	12.0%
Total general and administrative expenses decrease	$(4,287)	(8.1)%

The decrease in acquisition and related integration expenses for the three and nine months ended September 30, 2016 was primarily the result of more outside professional and consulting services used during the same periods in 2015 when we actively engaged in acquisition related activities. The increase in consulting and outside services expenses for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to more corporate strategy and investor relations related activities during the first half of 2016. The decrease in consulting and outside services expenses for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to less legal and audit related expenses. The increase in personnel-related expenses for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to the timing of the variable incentive-based compensation accruals consistent with our incentive compensation plan.

(Benefit from) provision for Income Taxes

(Benefit from) provision for Income Taxes for the Three Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Benefit	$	%	Provision
(Benefit from) provision for income taxes	$(5,321)	$(6,089)	(792.8)%	$768

Benefit from Income Taxes for the Nine Months Ended September 30, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Benefit	$	%	Benefit
Benefit from income taxes	$(3,983)	$238	(5.6)%	$(4,221)

We had a tax benefit of (10.2)% and (159.6)%, respectively, as a percentage of income before tax for the nine months ended September 30, 2016 and 2015. The benefit from income taxes for the nine month period ended September 30, 2016 was primarily due to a change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition. The amount of the benefit included in the three and nine month periods was $5.2 million and $3.2 million, respectively. The portion of the benefit that related to the 2016 tax year, $2.0 million, was recorded as a component of the effective tax rate and the portion that related to prior years, $3.2 million, was recorded discretely. The year to date benefit at September 30, 2016 also includes current foreign taxes of $1.4 million offset primarily by a deferred tax benefit associated with intangible amortization of $2.1 million.

During the nine months ended September 30, 2015, a benefit of $6.5 million was recorded as a discrete item resulting from the creation of a deferred tax liability associated with the portion of the convertible note offering that was classified as equity.  While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the convertible notes, the creation of the deferred tax liability also necessitated the release of a valuation allowance against deferred tax assets in an equal amount which, under GAAP, is required to be reflected as an income tax benefit in the current period due to our taxable losses in the US for the nine months ended September 30, 2015. The benefit was partially offset primarily by taxes on increased foreign profits including those accrued in connection with the uncertain tax position related to the foreign tax implications arising from changes in revenue recognition.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $47.7 million as of September 30, 2016. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

In February 2016, we committed to a cost efficiency program that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party services costs. In connection with this cost efficiency program, we have incurred $14.5 million of the total expected incremental cash expenditures, approximately $25 million, relating to termination benefits, facility costs, employee overlap expenses and related actions. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017 and when fully implemented, is expected to result in annualized costs savings of approximately $76.0 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(48,925)	$(36,087)
Net cash used in investing activities	(14,242)	(78,699)
Net cash provided by financing activities	92,591	112,755
Effect of foreign currency exchange rates on cash and cash equivalents	391	(1,045)
Net increase (decrease) in cash and cash equivalents	$29,815	$(3,076)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $48.9 million for the nine months ended September 30, 2016, which was primarily attributable to lower sales of our video products, and incremental cash payments relating to termination benefits and employee overlap expenses. The lower sales of our video products is due to delayed purchasing decisions of shared storage solutions by customers anticipating the next-generation shared storage product . Also contributing to the decrease in sales were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, which adversely affected purchasing decisions.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016, the net cash flow used in investing activities reflected $9.7 million used for the purchase of property and equipment, and $4.5 million used for the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems and leasehold improvements.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016, the net cash flow provided by financing activities reflected $100.0 million proceeds from the Term Loan and $5.0 million issuance costs paid for the Financing Agreement entered into in February 2016. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

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

During the nine months ended September 30, 2016 and 2015, we recorded net losses (gains) of $1.8 million and $(0.5) million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2016, would not have a significant impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our management concluded that as of September 30, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we have undertaken a broad range of remedial actions to address the material weaknesses in our internal control over financial reporting, including changes in staffing, as well as the design and implementation of new controls. We believe all necessary remedial actions to our control environment are now in place, however, the enhancements to our control environment have not been in place for a sufficient period of time to allow us to conclude that the control environment is effective as of September 30, 2016.

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

In June 2016, voters in the United Kingdom (“U.K”) approved the country’s exit from the European Union, and it is expected that the U.K. government will commence the legal process of leaving the European Union, typically referred to as “Brexit” by the end of the first quarter 2017. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to and create uncertainty surrounding our business and results of operations. The most immediate effect of the referendum and expected Brexit has been seen through significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 9, 2016	By:	/s/ Ilan Sidi
		Name:	Ilan Sidi
		Title:	Interim Chief Financial Officer and Vice President of Human Resources

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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