Form 10-K
period 2016-12-31
AVID TECHNOLOGY, INC.
filed 2017-03-23
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $222,066,526 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2016.  The number of shares outstanding of the registrant’s Common Stock as of March 17, 2017 was 40,864,915.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Avid Technology, Inc. together with its consolidated subsidiaries, “Avid” or the “Company”, or “we”, “us” or “our” unless the context indicates otherwise, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions.

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our Avid Everywhere strategic plan and other strategic initiatives, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•
our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses including the acquisition of Orad Hi-Tech Ltd (“Orad”), into our operations;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business (including Orad);

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation, including Brexit;

•	our ability to accelerate growth of our Cloud-enabled Avid Everywhere platform;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	our ability to effectively mitigate and remediate the material weakness in our internal control over financial reporting, and the expected timing thereof;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements.

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

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid NEXIS, AirSpeed, EUCON, iNEWS, Interplay, MediaCentral, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.    Other trademarks appearing in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell, and support software and hardware for digital media content production, management and distribution. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions, that enable the creation, distribution and optimization of audio and video content. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our products include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, tightly integrated and efficient platform for media, connecting content creation with collaboration, asset protection, distribution and consumption of media in the world - from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts, sporting events and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2017 Oscar nominated films for Best Picture, Best Film Editing and Best Original Score. Every 2017 Grammy nominee for Record of the Year and Album of The Year relied on our music creation solutions powered by our MediaCentral Platform.

RECENT DEVELOPMENTS

On January 26, 2017, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which we have agreed to sell to Jetsen shares of our common stock in an amount equal to between 5% and 9.9% of our outstanding common stock on a fully diluted basis. The purchase price for the shares is $18.2 million and will be payable in cash. The closing of the sale is subject to closing conditions, including China regulatory approvals. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of our common stock before closing. At the same time, we also entered into an Exclusive Distributor Agreement with Jetsen, pursuant to which Jetsen will become the exclusive distributor for our products and services in the Greater China region. The Distributor Agreement has a five-year term and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years.

On March 14, 2017, or the Effective Date, we entered into an amendment, or the Amendment, to our existing financing agreement dated February 26, 2016, or the Financing Agreement, with the lenders party thereto. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid.

CORPORATE STRATEGY

Technology has enabled almost every aspect of how we live to become increasingly digitized, and acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand-anywhere, anytime. Organizations in the media industry are under pressure to connect and automate the entire creation-to-consumption workflow, and are facing a number of challenges, including:

•
Increasing rate of content creation – many organizations are feeling intense pressure to create more and more content, specially tailored to each audience niche, while also facing greater competition from nimble players. At the same time, access to creative tools is wider today then ever before, giving more people the ability to tell their stories.

•
Exponential growth of distribution platforms – the economic models of new distribution platforms are often not fully matured or realized. Many organizations need to embrace new opportunities while also maximizing heritage business.

•
Continued increase in content consumption – there has been a tremendous increase in viewership in the last decade, but it is spread across many outlets and channels, and while there is this increase in viewership, it is dwarfed by an increase in competitive content. In addition, with growing audience fragmentation, brand equity and relevance is even more critical today.

•
Media technology budgets – today’s economic realities are placing pressure on media technology budgets, while content output must increase exponentially to deliver on the market requirements. Content creators and distributors have to do a lot more, with a lot less.

We believe our strategic understanding and technological expertise uniquely position us to effectively help organizations in the media industry navigate through this period of unprecedented change. Our products and solutions allow our customers to (i) create high-quality, engaging and immersive content, (ii) distribute to more outlets and devices, (iii) maximize and protect the value of media assets, and (iv) create operational and capital efficiency. Our unique position across the media industry includes:

•
the comprehensive tools and solutions to create, distribute and optimize media, with proven end-to-end solutions that are precisely designed to optimize content production and media workflow efficiencies;

•	the open, integrated and efficient platform designed for media, providing an ecosystem that future-proofs and protects technology investments;

•
flexible deployment models, licensing options and commercial structures, including premise, public or private cloud, or hybrid deployments; perpetual, subscription or enterprise licensing; and flexible commercial models, all adaptable to the individual needs of each client; and

•
a preeminent client and user community that helps shape our collective future, including the industry’s most inspirational and award-winning thought leaders, innovators and storytellers that keep our community at the forefront of creative techniques and workflow best practices.

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association, or ACA. Avid Everywhere is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible media production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and strengthen relationships between our customers and us.

The set of modular application suites and public and private marketplaces on the Avid MediaCentral Platform are summarized below:

•
Artist Suite encompasses all of our audio and video creative tools for editing, mixing, and live sound production. Products and tools in the Artist Suite can be deployed on premise, cloud-enabled, or through a hybrid approach. Users can collaborate to access, edit, and share the same media; and collaborate with others as if they were all in the same facility.

•
Media Suite offers solutions to securely manage, distribute, and re-purpose assets. The solutions will be based on a new metadata tracking system, where metadata will be generated algorithmically and provide a greater level of detail, making it possible to take a flexible and adaptable view of assets at any stage of the lifecycle.

•	Studio Suite comprises in-studio tools for on-air program and viewership enhancement, including 3D real-time graphics, replay servers, sports enhancements and virtual studios.

•
Storage Suite refers to all of our products and tools used to capture, store, and deliver media, including online storage, nearline storage, and ingest/playout servers. These products and tools work in close concert with the Media Suite’s tagging and asset management.

•
Marketplaces provide an easy and secure way for the content creators to share or publish their products or elements. The marketplaces are designed for collaboration and distribution among individuals and enterprises.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and have more than 60,000 paying cloud-enabled subscribers at the end of 2016, a 141% increase from 2015. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

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

We provide digital media content-creation, management and distribution products and solutions to customers in the following markets:

•
Broadcast and Media.  This market consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this industry rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air and various other proprietary platforms. For this market, we offer a range of open products and solutions including hardware- and software-based video- and audio-editing tools, graphics solutions, collaborative workflow and asset management solutions, and automation tools, as well as scalable media storage options. Our domain expertise also allows us to provide customers in this market with a range of professional and consulting services. We sell into this market through our direct sales force and resellers.

•
Video and Audio Post and Professional.  This market is made up of individual artists and entities that create audio and video media as a paid service, but do not currently distribute media to end consumers on a large scale. This industry spans a wide-ranging target audience that includes: independent video editors, facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers and engineers who compose and record music professionally; technicians, engineers, rental companies and facilities that present, record and broadcast audio and video for live performances; and students and teachers in career technical education programs in high schools, colleges and universities, as well as in post-secondary vocational schools, that prepare students for professional media production careers in the digital workplace. For this market, we offer a range of products and solutions based on the Avid MediaCentral Platform, including hardware- and software-based creative production tools, graphics solutions, scalable media storage options and collaborative workflows. Our domain expertise also allows us to provide customers in this market with a broad range of professional services. We sell into this market through storefront and on-line retailers, as well as through our direct sales force and resellers.

PRODUCTS AND SERVICES

Overview

Our software and hardware products and solutions, as well as our services offerings, address the diverse needs, skills and sophistication levels of our customers. All of our key products and solutions have been integrated into our MediaCentral Platform, which provides the industry’s most open, integrated and efficient platform designed for media. In addition, we provide flexible deployment models, licensing options and commercial structures so our customers can chose how, when and where to deploy and use our tools.

The following table presents our net revenues by category, which includes the amortization of deferred revenues, for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Video products and solutions	$155,408	$201,559	$233,464
Audio products and solutions	127,702	134,812	145,163
Total products and solutions	283,110	336,371	378,627
Services	228,820	169,224	151,624
Total net revenues	$511,930	$505,595	$530,251

The following table presents our net revenues by category, which includes the amortization of deferred revenues, as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Video products and solutions	30%	40%	44%
Audio products and solutions	25%	27%	27%
Total products and solutions	55%	67%	71%
Services	45%	33%	29%
Total net revenues	100%	100%	100%

Video Products and Solutions

Professional Video Creative Tools

We offer a range of software and hardware video-editing tools for the professional. Our award-winning Media Composer product line is used to edit video content, including television programming, commercials and films. Guided by our Avid Everywhere strategic vision, our Media Composer | Cloud solution enables broadcast news professionals to acquire, access, edit and finish stories anytime, from everywhere. Leveraging a cloud-based architecture, this solution gives contributors the ability to craft stories where they are happening and speed them to air while maintaining connectivity with the newsroom operation. We released Media Composer version 8 with subscription offerings and updates, and with resolution flexibility and independence, which allows users to manage and edit high-resolution media content with ease. In 2016, we had additional Media Composer product updates and upgrades to extend the production capabilities and demonstrate our continuing commitment to provide tools that allow for improved creativity and productivity of the professional editor, delivered in a way most attractive to the users.

Our NewsCutter option and iNews systems are designed for the fast-paced world of news production. Our Avid Symphony option is used during the “online” or “finishing” stage of post-production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks. In September 2016, we introduced the next-generation newsroom, based around a complete story-centric workflow including multiple Avid solutions and new feature enhancements for modern newsroom management and news production. This new story-centric workflow puts the story at the center of news operations from planning to delivery, and provides the tools news teams need to plan, gather, create, collaborate, manage and deliver news to a wider range of viewers across multiple platforms. Our next-generation newsroom builds on the openness and integration of the Avid MediaCentral Platform. Content can be pushed across a variety of platforms as the story evolves, including on-air, online, and on mobile devices. Audiences can get up-to-the-minute information and contribute to live broadcasts through social media interaction.

Revenues from our professional video creative tools accounted for 9%, 10% and 8% of our net revenues for 2016, 2015 and 2014, respectively.

Media Management Solutions

Our Avid MediaCentral | UX web and mobile-based apps extend the capability of our Avid Interplay | MAM and Avid Interplay | Production asset management solutions by providing real-time access to media assets for the on-the-go media professional.  Avid Interplay | MAM allows users to focus on managing content and workflows by giving them the tools to connect their media operations and business intelligence, control movement of media between various storage systems, configure metadata, and leverage a service-oriented architecture structure to integrate in-house and third-party applications.  Avid Interplay | Production enhances production team collaboration by coordinating the editorial workflow of team members at each site, many of whom may be working on the same projects at the same time. Avid Interplay | Production also manages the detailed composition of a project and provides the ability to track media, production file formats, and a project’s history.

We acquired Orad Hi-Tech Systems Ltd., or Orad, in June 2015 and integrated its graphics production toolsets and solutions into the MediaCentral Platform during 2016. In 2016, we released two major new versions of 4Designer, graphics production toolsets that deliver rich video and graphic capabilities and broadcast enhancements for news and sports production. As the graphics toolsets have been integrated into the MediaCentral Platform, 4Designer offers a complete solution for creating captivating 2D and 3D motion graphics in a wide range of resolutions. It’s the core application used to create graphics for Avid’s entire production environment, including on-air graphics, virtual studios, channel branding, sports enhancements, video walls, and augmented and virtual reality.

Revenues from media management solutions accounted for 4%, 7% and 9% of our total net revenues in 2016, 2015 and 2014, respectively.

Video Storage and Server Solutions

Our shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open, shared storage platform that includes file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content more affordably.

In 2016, we released the new Avid NEXIS family, the industry’s first and only software-defined storage platform specifically designed for storing and managing media. Avid NEXIS enables fully virtualized storage so media organizations can adjust storage capacity mid-project, without disrupting workflows. Powered by our MediaCentral Platform, Avid NEXIS delivers unrivaled media storage flexibility, scalability, and control for both Avid-based and third-party workflows. It has been designed to serve the smallest production teams as powerfully as the largest media enterprises and is the only storage platform built with the flexibility to grow with customers at every stage of their business.

Our on-air server solutions include AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming.  The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size. In 2016, we released AirSpeed 5500 updates and upgrades to simplify and accelerate the entire media production workflow.

Revenues from video storage and server solutions accounted for 16%, 22% and 25% of our total net revenues in 2016, 2015 and 2014, respectively.

Audio Products and Solutions

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals in music, film, television, radio, game, Internet and other media production environments.

In March 2016, we released Pro Tools version 12.5, offering access to the Avid Cloud Collaboration for Pro Tools. Avid Cloud Collaboration makes it easy for artists and audio professionals to compose, record, edit, and mix projects from any location worldwide. In conjunction with the Artist Community, an online community designed to foster creative connections and professional opportunities, Pro Tools with Avid Cloud Collaboration connects artists and media professionals to a premier community of collaborative music creation and audio production. In December 2016, we announced a new version of our fully cloud-enabled Pro Tools version 12.7 which improves searching and creative exploration of loop and sound effect libraries with Soundbase. This tag-based search interface complements the existing Workspace Browser by enabling users to browse content using the standard metadata tags embedded in nearly every sound library. With Soundbase, users have better insight into the types of content available and can explore content more efficiently.

Our Pro Tools HD family of digital audio workstations, designed to provide high performance, low latency, and great sound quality, provides music production professionals with two powerful solutions, the Pro Tools | HD Native system and the Pro Tools | HDX system. Our Pro Tools | HDX workstation represents a new generation of Pro Tools HD solutions by providing more power, higher audio quality, and easier ways to record, edit and mix demanding audio productions. The Pro Tools | HD Native Thunderbolt, uses a high-speed Thunderbolt interface to connect to a laptop or desktop computer to eliminate monitor latency while recording. In September 2016, we introduced Pro Tools | MTRX, a versatile new audio interface for Pro Tools | HDX and HD Native. Pro Tools | MTRX gives Pro Tools users the superior sonic quality of DAD’s AD and DA converters, along with flexible monitoring, I/O, and routing capabilities, all in one unit. Powered by our MediaCentral Platform, it integrates seamlessly with Pro Tools | S6 and Pro Tools | S3 control surfaces.

Revenues from digital audio software and workstation solutions accounted for 13%, 14% and 16% of our total net revenues in 2016, 2015 and 2014, respectively.

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

In September 2016, we released a new version, VENUE 5.3, for our VENUE | S6L live sound system. Significant enhancements in the VENUE 5.3 software gives engineers the ability to record and playback up to 128 tracks to and from Pro Tools over Ethernet AVB with no separate interface required, providing live sound engineers with the streamlined way to record and playback performances for archiving and performing Virtual Soundchecks.

Revenues from control surfaces, consoles and live-sound systems accounted for 9%, 10% and 10% of our total net revenues in 2016, 2015 and 2014, respectively.

Notation Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We offer Sibelius | Cloud Publishing, which allows users to view, play, transpose, print and purchase scores using current web browsers and mobile devices. The newest version of our musical notation software, Sibelius 8.5, helps composers create beautiful, accurate and easy-to-read scores. In October 2016 we released Sibelius | First, the “lite” version of Sibelius, which expands our growing portfolio of solutions that leverage cloud software delivery and application management.

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

Our Customer Care team provides customers with a partner committed to giving them help and support when they need it.  We offer a variety of service contracts and support plans, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Our global Customer Care team of more than 400 in-house and third-party industry professionals offers a blend of technology expertise and real-world experience throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues, and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

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

Certain companies that compete with us across some of our products and solutions are listed below by the market in which they compete:

•
Broadcast and Media:  The Associated Press Inc., Belden Inc., Bitcentral Inc., ChyronHego Corporation, Dalet S.A., EVS Corporation, Harmonic Inc., Imagine Communications Corp, Ross Video Limited and Vizrt Ltd., among others.

•	Audio and Video Post and Professional: Ableton AG, Autodesk Inc., Blackmagic Design Pty Ltd, Harman International Industries Inc., Universal Audio Inc. and Yamaha Corporation, among others.

In addition, we compete across both previously mentioned markets with companies such as Adobe Systems Incorporated, Apple Inc., Editshare LLC, Quantum Corporation, Snell Advanced Media, Sony Corporation and EMC Corporation, among others.

Some of our principal competitors are substantially larger than we are and have greater financial, technical, marketing and other resources than us. For a discussion of these and other risks associated with our competitors, see “Risk Factors” in Item 1A of this Form 10-K.

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

We have significant international operations with offices in 24 countries and the ability to reach over 169 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 64%, 63% and 64%, of our total net revenues in 2016, 2015 and 2014, respectively. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

We generally ship our products shortly after the receipt of an order. However, a high percentage of our revenues has historically been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Orders that may exist at the end of a quarter and have not been shipped are not recognized as revenues in that quarter and are included in revenue backlog.

Certain orders included in revenue backlog may be reduced, canceled or deferred by our customers. Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled and (ii) orders for future product deliveries or services that have not yet been invoiced by us. The expected timing of the conversion of revenue backlog into revenue is based on current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers or (iv) changes in accounting standards or policies. Implied Maintenance Release PCS, as we define it, is the implicit obligation to make software updates available to customers over a period of time, representing implied post-contract customer support, and is deemed to be a deliverable in each arrangement and accounted for as a separate element. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Additional information on our revenue backlog can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

We and our contract manufacturers manufacture our products at a relatively limited number of different facilities located throughout the world and, in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Because some of our manufacturing or our contract manufacturer’s operations are located outside of the United States, including in Ireland, China and Thailand, those manufacturing operations are also subject to additional challenges and risks associated with international operations.  For these and other risks associated with our manufacturing operations, see “Risk Factors” in Item 1A of this Form 10-K.

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets. Having helped establish the digital media technology industry, we are building on a 25+ year heritage of innovation and leadership in developing content-creation solutions. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution and monetization tools that operate primarily on the Mac, Windows and Linux platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to an internationally based partner in Kiev, Ukraine. Our R&D expenditures for 2016, 2015 and 2014 were $81.6 million, $95.9 million and $90.4 million, respectively, which represented 16%, 19% and 17% of our total net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Mountain View, California; Berkeley, California; Munich, Germany; Kaiserslautern, Germany; Kfar Saba, Israel; Szczecin, Poland; and Montreal, Canada. We also partner with a vendor in Ukraine for outsourced R&D services.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2016, we held 160 U.S. patents, with expiration dates through 2035, and had 13 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Everywhere, Media Composer, Pro Tools and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed license agreements. Our products generally contain features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, there can be no assurance that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in countries in which we do business or may do business in the future. For these and other risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Middle East, Asia and Australia. At December 31, 2016, our worldwide workforce consisted of 1,591 employees and 354 external contractors.

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

You should carefully consider the risks and uncertainties described below, in addition to the other information included or incorporated by reference in this Form 10-K, before making an investment decision regarding our common stock. If any of the following risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business and Industry

If we are unable to successfully execute on our strategy, our business, financial condition, and results of operations could be adversely affected.

The ongoing implementation of our strategy to transform our business may require additional capital that we may not have access to on reasonable terms or at all. Additionally, our strategy requires us to develop expertise in new areas and establish new competencies either through talent acquisition or internal development, which we may not be able to successfully achieve. The pace and scope of the transformation contemplated in our strategy increases the risk that not all of our strategic plans will deliver the expected benefits within the anticipated time frames, or at all. Furthermore, as a part of our strategy, we are identifying and executing on opportunities to reduce operating costs. If we are unable to successfully execute on our strategy, our business, financial condition and results of operations could be adversely affected.

We operate in highly competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive markets characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. Many of the markets in which we operate are fragmented, which creates an additional risk of consolidation among our competitors, resulting in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can.

If our competitors are more successful than we are in developing products, or in attracting and retaining customers, our financial condition and operating results could be adversely affected.

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate or adapt quickly, our business will be harmed.

The media industry has rapidly and dramatically transformed over the past decade, and it is continuing to do so as a result of free content, minimal entry costs for creation and distribution, and expanded usage of mobile devices. As a result, our traditional customers’ needs, businesses and revenue models are changing, often in ways that deviate from our core strengths and traditional bases. If we cannot anticipate these changes or adapt to them quickly, our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Because of the consumerization of the media industry, there is more pressure to create media that can be repurposed in a variety of ways in an efficient manner. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms, and diminished revenues from traditional advertising could cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer industry for us. Additionally, our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

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

To succeed in our market, we must deliver innovative products and solutions. Innovation requires both that we accurately predict future market trends and customer expectations, and that we quickly adapt our development efforts in response. We also have the challenge of protecting our product roadmap and new product initiatives from leaks to competitors that might reduce or eliminate any innovative edge that we seek to gain. Predicting market trends is difficult, as our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, our ability to capture customer demand will suffer and our market reputation and financial performance will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only some of the possible innovations, due to limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations.

When we do introduce new products, our success depends on our ability to manage a number of risks associated with new products including timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand. There can be no assurance that our efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continually reviewing and implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. We have in the past undertaken, and expect to continue to undertake, various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. In February 2016, we committed to a restructuring plan that encompasses a series of actions intended to more efficiently operate in a leaner, and more directed cost structure.  The actions include reductions in our workforce, facility consolidation, transferring resources to lower cost regions and reducing other third-party services costs.

In connection with these activities, we may experience a disruption in our ability to perform functions important to our strategy. Unexpected delays, increased costs, challenges with adapting our internal control environment to a new organizational structure, inability to retain and motivate employees, or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities and could have a material adverse impact on our financial condition and operating results.

Certain of our enterprise offerings have long and complex sales cycles.

With our transition to leveraging the Avid MediaCentral platform in our sales process, we have experienced an elongation of the sales cycle for some of our enterprise offerings. The longevity and complexity in these sales cycles is due to a number of factors, including:

•
the need for our sales representatives to educate customers about the uses and benefits of our products and services, including technical capabilities, security features, potential cost savings and return on investment, which are made available in large-scale deployments;

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

We sell an increasing portion of our products based on a subscription model. Although the subscription model is designed to increase the number of customers who purchase our products and services on a recurring basis, and create a more predictable revenue stream, it creates certain risks and uncertainties related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may differ materially from those anticipated, estimated or projected.  We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

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

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. For example, sales to customers outside the United States accounted for 64%, 63% and 64%, of our total net revenues in 2016, 2015 and 2014, respectively. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Kiev, Ukraine, and we have expanded our customer support activities to the Philippines. Further, we expanded our operations into Poland and Israel with the acquisition of Orad. Our exposure to the risks associated with international operations will increase if we complete the transactions with Jetsen described in “Item I. Business - Recent Developments.”

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

We may not be successful in developing, implementing or maintaining policies and strategies that will be effective in managing the varying risks in each country where we do business. Our failure to manage these risks successfully, including developing appropriate contingency plans for our outsourced research and development work, could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, operating results and financial condition.

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

Our internal policies mandate compliance with these anti-corruption laws. We operate in a number of countries that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws, including China. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

Failure of our information systems or breaches of data security could impact our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, whether intentional or accidental, could harm our ability to conduct our business, impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or result in the unintentional disclosure of proprietary, sensitive or confidential information. With our development of Avid Everywhere, public and private marketplaces and cloud based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Additionally, significant or repeated reductions in the performance, reliability, security or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers and content providers.

Information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance our systems and networks, external theft or attack, misconduct by our employees, contractors, or vendors, or many other causes such as power failures, earthquake, fire or other natural disasters. Such information system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

We have significant relationships with manufacturing and hardware development vendors with operations in China and Thailand. This may reduce our control over the manufacturing activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation, and changes to those relationships may result in delays or disruptions that could harm our business.

We rely on vendors for the development and manufacture of certain of our hardware products, primarily in China and Thailand. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2016, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

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

In order to complete an acquisition or investment transaction, we may need to obtain financing, including through the incurrence of borrowings or the issuance of debt or equity securities. This could potentially dilute stockholder value for existing stockholders. We may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could adversely affect our liquidity and financial condition, and potentially our credit ratings. We may not be able to consummate such financings on commercially reasonable terms, or at all, in which case our ability to complete desired acquisitions or investments and to implement our business strategy, and as a result our financial results, may be materially impaired. In addition, our effective tax rate on an ongoing basis is uncertain, and business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

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

The profit margin for each of our products depends in part on the royalty, license and purchase fees we pay in connection with third-party technology which we license for incorporation into our bundling with our products. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect our product sales. Third-party technology may also include certain open source software code that if used in combination with our own software may jeopardize our intellectual property rights or limit our ability to sell through certain sales channels. If any third-party technology license expires, is terminated or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative third-party technology or developing our own substitute technology. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

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

Our software products, as is typical of sophisticated, complex software, occasionally include coding defects or errors (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. The quality control measures we use are not designed or intended to detect and remedy all defects. The time and resources available to devote to quality control measures are, in part, dependent on other business considerations, such as meeting customer expectations with respect to release schedules. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense and could have a material adverse impact on our financial condition and operating results.

Our success depends in part on our ability to hire and retain competent and skilled management and technical, sales and other personnel.

We are highly dependent on the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part on our ability to retain these employees in a competitive job market. If we fail to appropriately match the skill sets of our employees to our needs, we may incur increased costs or experience challenges with execution of our strategic plan. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. We continue to take actions to transform strategically, operationally and culturally and to achieve cost savings, all with the intent to drive improved operating performance both in the U.S and internationally The uncertainty inherent in our transformational strategy, and the resulting workload and stress, may make it difficult to attract and retain key personnel and increase turnover of key officers and employees.

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

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues to us, and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and, as we offer more software products, our revenues may be more vulnerable to loss through piracy, which could result in revenue losses for us. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse, which could be costly. The legal regimes of certain foreign jurisdictions in which we operate, may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may infringe the patents or other intellectual property rights of third parties. Companies in the technology industry own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. We have received claims, and are subject to litigation alleging that we infringe, patents owned by third parties and may in the future be the subject to such claims and litigation. Regardless of the scope or validity of such patents, or the merits of any patent claims by potential or actual litigants, we could incur substantial costs in defending intellectual property claims and litigation, and such claims and litigation could distract management’s attention from normal business operations. In addition, we provide indemnification provisions in agreements with certain customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that we will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to our products, and we have received claims for such indemnification. The results of any intellectual property litigation to which we are, or may become, a party, or for which we are required to provide indemnification, may require us to:

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

•	redesign products or services to avoid infringement, where such redesign could involve significant costs and result in delayed and/or reduced sales of the affected products.

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses and other items in intercompany transactions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon the resolution of an audit could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income and cash flows. In addition, our tax provision in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process.

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

We and certain of our officers have been named in class action lawsuits related to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings, which could be expensive and could damage our business.

We and certain of our executive officers have been named in class action lawsuits relating to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. The pending litigation, and any future litigation or action that may be filed against us, our current or former directors or officers may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter.

A natural disaster or catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

Our operations, and the operations of our customers, are vulnerable to interruptions by natural disasters and catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities in California near major earthquake fault lines. We may not be able to protect our company from such catastrophic events and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers’ purchasing decisions and reduce demand for our products and services. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, voters in the United Kingdom (“U.K.”) approved the country’s exit from the European Union, and the U.K. government has commenced the legal process of leaving the European Union, typically referred to as “Brexit.” While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect of the referendum, and expected Brexit, has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit, could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, the referendum and expected Brexit resulted in the immediate strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the British Government’s stated desire to accomplish a transitional exit, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. Dollar, our reported revenue from foreign operations is reduced.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

The increased emphasis on a cloud strategy may give rise to risks that could harm our business.

We are devoting significant resources to the development of cloud-based technologies and service offerings where we have a limited operating history. Our cloud strategy requires continued investment in product development and cloud operations, as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether these strategies will prove successful, or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

•	If new or current customers desire only perpetual licenses, we may not be successful in selling subscriptions.

•	Although we intend to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base.

•	We may be unsuccessful in achieving our target pricing.

•	Our revenues might decline over the short or long term as a result of this strategy.

•	Our relationships with existing partners that resell perpetual licenses may be damaged.

•	We may incur costs at a higher than forecasted rate as we enhance and expand our cloud operations.

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

The Financing Agreement contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including, among other things, limitations on our ability to make investments, incur additional indebtedness, issue equity, sell assets, pay dividends and make other restricted payments, and create liens. We are also required to comply on an ongoing basis with certain financial covenants, including a maximum leverage ratio and an annual limit on the amount of our capital expenditures. Our ability to comply with these restrictions and covenants in the future is uncertain and could be affected by the levels of our cash flows from operations and events or circumstances beyond our control.  Failure to comply with any of these restrictions or covenants may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before its scheduled due date. Certain events of default under the Financing Agreement may also give rise to a default under our convertible notes due 2020 or other future indebtedness. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing
Agreement.

Our debt levels increased significantly as a result of our entry into the Financing Agreement, our issuance of the 2.00% Convertible Senior Notes due 2020 (“Notes”) and our borrowings under the Term Loan, and our substantial indebtedness could adversely affect our business, cash flow and results of operations.

Our indebtedness increased by $195 million, in the aggregate, as a result of our issuance of the Notes in June 2015 and our entry into the Financing Agreement in February 2016. This increased level of indebtedness may:

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

We cannot make any assurance that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We have recognized a significant amount of revenue in recent years due to the reduction of deferred revenue attributable to transactions occurring in the past, and such trends will not recur to the same extent in future periods. The reduction in deferred revenues resulted in increased revenue and gross margin and our reported net income for the fiscal years 2014, 2015 and 2016. However, as deferred revenues from prior periods become fully amortized, we will experience significant declines in revenues in future periods, and there are no assurances that we will be able to report net income in future periods. In addition, as less revenue is recognized from deferred revenue amortization, we may experience greater volatility in our quarterly and annual operating results.

As a result of our historical practice of providing Implied Maintenance Release PCS on many of our products, we were required, under accounting principles generally accepted in the United States of America (“GAAP”), to recognize revenue for many of these transactions ratably over a period that typically ranged from three to six years. Due to changes in accounting rules, namely Accounting Standards Update (“ASU”) No. 2009-13 and ASU No. 2009-14, and the cessation of our practice of providing Implied Maintenance Release PCS for many of our products, revenue from older transactions continues to be recognized and, in some cases, accelerated into revenue, resulting in significant increases to revenue and declines in deferred revenue, whereas new sales of the same products now qualify for upfront recognition and do not add significantly to deferred revenue balances. As a result, revenue attributable to older transactions will decline significantly in future periods as corresponding deferred revenue is fully amortized and not replenished by new transactions. Deferred revenue for the fiscal years 2014, 2015 and 2016 declined approximately $52 million, $66 million and $123 million, respectively.

The amortization of deferred revenue described above resulted in our reporting net income of approximately $48 million in 2016, $2 million in 2015, and $15 million in 2014. With the impact of deferred revenue amortization declining significantly in future periods, there are no assurances that we will be able to report net income in future periods. In addition, declining amortization of deferred revenue will also make it more difficult to comply with the maximum leverage ratio requirement of our Financing Agreement. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, which will require virtually all product sales to be recognized as revenue upon delivery, will further impact our deferred revenue balances since, upon adoption, using the modified prospective method, we will be required to record a cumulative reduction of deferred revenue for many transactions that had qualified for subscription accounting under legacy GAAP. While we are still in the early stages of evaluating the impact of this new accounting standard, we expect that approximately $65 million of the deferred revenue recorded as of December 31, 2016 will be eliminated upon adoption of Accounting Standards Codification (“ASC”), Topic 606, on January 1, 2018. Upon adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, our operating results may become more volatile as a result of the adoption.

The significant reduction of deferred revenue due to the factors described above will also result in increased volatility in future quarterly and annual periods, as revenue and operating results are more immediately impacted by current period sales and shipment activity. As a result, we may experience increased volatility in quarterly and annual operating performance in fiscal years 2017, 2018 and beyond.

Our revenues and operating results are difficult to predict and may fluctuate from period to period.

Our results of operations have been, and may continue to, be subject to significant quarterly variation. Our revenues and operating results for any particular quarter may also vary due to a number of factors, including, but not limited to, those enumerated under the section “Cautionary Note on Forward-Looking Statements,” appearing elsewhere in this Form 10-K and:

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

Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues on our balance sheet, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. To the extent that our customers cancel their orders with us, or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated revenue backlog. Even where a project proceeds as scheduled, it is possible that the customer may default and fail to pay amounts owed to us. Material delays, payment defaults or cancellations could reduce the amount of revenue backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues. Furthermore, orders included in our revenue backlog may not be profitable. We may experience variances in the realization of our revenue backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our revenue backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Fluctuations in foreign exchange rates may result in short-term currency exchange losses and could adversely affect our revenues from foreign markets and our manufacturing costs in the long term.

Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results and cash flows. The majority of our international sales are transacted in euros. To hedge against the dollar/euro exchange exposure of the resulting forecasted payables, receivables and cash balances, we may enter into foreign currency contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in foreign currency. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities, if enacted, may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

Furthermore, the significance to our business of sales in Europe subjects us to risks associated with long-term changes in the dollar/euro exchange rate.  A sustained strengthening of the U.S. dollar against the euro would decrease our expected future U.S. dollar revenues from European sales, and could have a significant adverse effect on our overall profit margins.  During the past few years, economic instability in Europe, including concern over sovereign debt in Greece, Italy, Ireland and certain other European Union countries, caused significant fluctuations in the value of the euro relative to those of other currencies, including the U.S. dollar.  Continuing uncertainty regarding economic conditions, including the solvency of these countries and the stability of the Eurozone, could lead to significant long-term economic weakness and reduced economic growth in Europe, the occurrence of which, or the potential occurrence of which, could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.

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

Global economic weakness and uncertainty could adversely affect our revenues, gross margins and expenses.

Our business is impacted by global economic conditions, which have been in recent years, and continue to, be volatile. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

The inability of our customers to obtain credit in the future may impair their ability to make timely payments to us. Tightening of credit by financial institutions could also lead customers to postpone spending or to cancel, decrease or delay their existing or future orders with us. Customer insolvencies could negatively impact our revenues and our ability to collect receivables. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. In the event we are impacted by global economic weakness, we may record additional charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially and adversely affected.

Risks related to our restatement, accounting review and internal controls

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2016. We may not be able to properly remediate existing or future weaknesses or deficiencies in our internal controls, which could adversely affect our ability to produce accurate and timely financial statements, harm our reputation, negatively impact our stock price and damage our business.

In the second quarter of 2013, we determined that we needed to restate revenue for millions of customer transactions for interim and annual periods ended during the periods from January 1, 2005 to September 30, 2012 (the Restatement Periods) to correct errors in our historically issued financial statements. In addition, certain other adjustments arose in the Restatement Periods that were deemed material and were adjusted in the restated financial statements for the Restatement Periods. The errors in the misapplication of GAAP over revenue recognition and the other errors identified resulted from several control deficiencies that were in existence during the Restatement Periods, some of which remain. As described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K we have not fully remediated the aforementioned deficiencies. As a result, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2016.

While we continue with our efforts to remediate the identified weaknesses, we cannot assure you that our remediation efforts will be adequate to allow us to conclude that such controls will become effective during fiscal year 2017. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and also to continue to improve our operational, information technology, financial systems, and infrastructure, procedures and controls, as well as to continue to expand, train, retain, and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

While we have, following the restatement, significantly changed and enhanced our regular financial statement preparation and reporting processes (as described in our periodic reports filed with the SEC), as of the filing date of this Form 10-K, a material weakness in our internal control over financial reporting still exists and we continue to:

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors, or a committee thereof, has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock, our stockholders rights plan, and certain provisions of Delaware law and our certificate of incorporation and bylaws, could impede a merger, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

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

On June 15, 2015, we completed an offering of $125.0 million aggregate principal amount of the Notes. The Notes may be converted into shares of our common stock, at the election of the holder, if certain conditions are met, including, among other things, the last reported sale price of the common stock being greater than or equal to 130% of the conversion price of the Notes (initially $21.94 per share) for at least 20 trading days within a period of 30 consecutive trading days. In the event the conditional conversion feature of the Notes is triggered, and one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation by paying cash or by delivering shares of our common stock. Further, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change, which generally means a merger, sale of all or substantially all of our assets, or other similar change of control transaction. To the extent we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash. The use of cash to settle our conversion obligation could adversely affect our liquidity. Further, we may not have enough available cash, or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or to make cash payments in respect of Notes being converted. The Financing Agreement contains a restriction on our ability to settle conversions of the Notes with cash.

The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.

Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current, rather than long-term, liability which would result in a material reduction of our net working capital.

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

Any attempt by the United States to withdraw from, or materially modify NAFTA, and certain other international trade agreements, could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities is conducted in foreign countries, including Mexico and China. The current administration has indicated that it is not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”).  If the U.S. takes action to withdraw from or materially modify NAFTA, or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.

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

Class Action Lawsuit

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against us and certain of our executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of our common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. The matter is not yet scheduled for trial.

The outcome of legal proceedings and claims brought against us is subject to significant uncertainty and, as a result, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See Part I, Item 1A, “Risk Factors.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of our common stock for each calendar quarter of the fiscal years ended December 31, 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	$8.33	$6.05	$15.74	$12.66
Second Quarter	$6.69	$5.26	$17.90	$13.34
Third Quarter	$9.78	$5.60	$13.68	$7.62
Fourth Quarter	$7.92	$3.99	$9.04	$6.09

On March 17, 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $4.96 per share. The approximate number of holders of record of our common stock at March 17, 2017 was 264. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our Financing Agreement prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2011 through December 31, 2016 with the cumulative return during the period for:

•	the NASDAQ Composite Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the 2016 Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2011 in our common stock, the NASDAQ Market Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the NASDAQ Composite Index,
and the Avid Peer Groups
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

The Avid Peer Group Index for 2016 was composed of:  3D Systems Corporation, Black Box Corporation, Cray Inc., Extreme Networks, Inc., Harmonic Inc., Pegasystems Inc., Progress Software Corporation, Quantum Corporation, RealNetworks, Inc., Seachange International, Inc., TiVo Corporation, and Verint Systems Inc.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Net revenues (1)	$511,930	$505,595	$530,251	$563,412	$635,703
Cost of revenues	179,207	197,445	204,471	223,909	249,008
Gross profit	332,723	308,150	325,780	339,503	386,695
Operating expenses:
Research and development	81,564	95,898	90,390	95,249	98,879
Marketing and selling	110,338	122,511	133,049	133,890	153,481
General and administrative	61,471	74,109	81,181	77,578	52,066
Amortization of intangible assets	2,498	2,354	1,626	2,648	4,254
Restructuring costs (recoveries), net	12,837	6,305	(165)	5,370	24,838
Total operating expenses	268,708	301,177	306,081	314,735	333,518
Operating income from continuing operations	64,015	6,973	19,699	24,768	53,177
Other expense, net	(18,671)	(6,408)	(2,783)	(676)	(2,041)
Income from continuing operations before income taxes	45,344	565	16,916	24,092	51,136
(Benefit from) provision for income taxes	(2,875)	(1,915)	2,188	2,939	4,049
Income from continuing operations, net of tax	48,219	2,480	14,728	21,153	47,087
Discontinued operations: (2)
Gain on divestiture of consumer business	—	—	—	—	37,972
Income from divested operations	—	—	—	—	7,832
Income from discontinued operations	—	—	—	—	45,804
Net income	$48,219	$2,480	$14,728	$21,153	$92,891
Income per share - basic and diluted:
Income per share from continuing operations, net of tax – basic and diluted	$1.20	$0.06	$0.38	$0.54	$1.21
Income per share from discontinued operations – basic and diluted	—	—	—	—	1.18
Net income per common share – basic and diluted	$1.20	$0.06	$0.38	$0.54	$2.39
Weighted-average common shares outstanding – basic	40,021	39,423	39,147	39,044	38,804
Weighted-average common shares outstanding – diluted	40,176	40,380	39,267	39,070	38,836

(1)
Our revenues and operating results have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and Implied Maintenance PCS and other service and support elements are recognized as services are rendered. See our policy on “Revenue Recognition” in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the effects of the changes to our revenue recognition policies on our financial results.

(2)	On July 2, 2012, we exited our consumer business through a sale of the assets of that business. The disposition of our consumer business qualified for presentation as discontinued operations.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable securities	$44,948	$17,902	$25,056	$48,203	$70,390
Working capital deficit (1)	(86,931)	(167,450)	(157,492)	(133,517)	(96,380)
Total assets	249,581	247,926	191,599	235,142	294,361
Deferred revenues (current and long-term amounts)	225,684	348,382	414,840	466,832	558,485
Long-term liabilities (1)	281,556	272,599	222,641	270,594	347,074
Total stockholders’ deficit	(269,911)	(329,572)	(341,070)	(359,335)	(385,592)

(1)
The presentation of prior year working capital deficit and long-term liability amounts have been changed to reflect our retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present all deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Business Overview

We develop, market, sell, and support software and hardware for digital media content production, management and distribution. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions, that enable the creation, distribution and optimization of audio and video content. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our products include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, tightly integrated and efficient platform for media, connecting content creation with collaboration, asset protection, distribution and consumption of media in the world - from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts, sporting events and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2017 Oscar nominated films for Best Picture, Best Film Editing and Best Original Song. Every 2017 Grammy nominee for Record of the Year and Album of The Year relied on our music creation solutions powered by our MediaCentral Platform.

Operations Overview

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association, or ACA. Avid Everywhere is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and strengthen relationships between our customers and us. This preeminent client and user community helps shape our collective future.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and have more than 60,000 paying cloud-enabled subscribers at the end of 2016, a 141% increase from 2015. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in February 2016. The cost efficiency program encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

Subsequent Events

On January 26, 2017, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which we have agreed to sell to Jetsen shares of our common stock in an amount equal to between 5.0% and 9.9% of our outstanding common stock on a fully diluted basis. The purchase price for the shares is $18.2 million and will be payable in cash. The closing of the sale is subject to closing conditions, including China regulatory approvals. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of our common stock before closing. At the same time, we also entered into an Exclusive Distributor Agreement with Jetsen, pursuant to which Jetsen will become the exclusive distributor for our products and services in the Greater China region. The Distributor Agreement has a five-year term and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years.

On March 14, 2017, or the Effective Date, we entered into an amendment, or the Amendment, to our existing financing agreement dated February 26, 2016, or the Financing Agreement, with the lenders party thereto. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid.

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis, collectively the Software Updates, for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element, or Implied Maintenance Release PCS.

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence, or VSOE, of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. Our determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

In accordance with Accounting Standards Update, or ASU, No. 2009-14, we exclude from the scope of software revenue recognition requirements our sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. We adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

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

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of our arrangements.

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

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our gross deferred tax assets, which totaled approximately $448 million at December 31, 2016, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. At December 31, 2016 and 2015, the amounts recorded for unrecognized tax benefits in our consolidated balance sheets totaled $1.0 million and $26.0 million, respectively, including interest and penalties. If these benefits had been recognized, a reduction of our income tax provision of $1.0 million and $3.2 million would have resulted at December 31, 2016 and 2015.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net revenues:
Product revenues	55.3%	66.5%	71.4%
Services revenues	44.7%	33.5%	28.6%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	35.0%	39.1%	38.6%
Gross margin	65.0%	60.9%	61.4%
Operating expenses:
Research and development	15.9%	19.0%	17.0%
Marketing and selling	21.6%	24.2%	25.1%
General and administrative	12.0%	14.7%	15.3%
Amortization of intangible assets	0.5%	0.5%	0.3%
Restructuring costs, net	2.5%	1.2%	—%
Total operating expenses	52.5%	59.6%	57.7%
Operating income	12.5%	1.3%	3.7%
Interest and other income (expense), net	(3.7)%	(1.2)%	(0.5)%
Income before income taxes	8.8%	0.1%	3.2%
(Benefit from) provision for income taxes	(0.6)%	(0.4)%	0.4%
Net income	9.4%	0.5%	2.8%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly and annual operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” of this Form 10-K.

Net Revenues for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$155,408	$(46,151)	(22.9)%	$201,559
Audio products and solutions	127,702	(7,110)	(5.3)%	134,812
Total products and solutions	283,110	(53,261)	(15.8)%	336,371
Services	228,820	59,596	35.2%	169,224
Total net revenues	$511,930	$6,335	1.3%	$505,595

Net Revenues for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Net Revenues	$	%	Net Revenues
Video products and solutions	$201,559	$(31,905)	(13.7)%	$233,464
Audio products and solutions	134,812	(10,351)	(7.1)%	145,163
Total products and solutions	336,371	(42,256)	(11.2)%	378,627
Services	169,224	17,600	11.6%	151,624
Total net revenues	$505,595	$(24,656)	(4.6)%	$530,251

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
United States	36%	37%	36%
Other Americas	8%	7%	9%
Europe, Middle East and Africa	40%	41%	41%
Asia-Pacific	16%	15%	14%

Video Products and Solutions Revenues

2016 Compared to 2015

Video products and solutions revenues decreased $46.2 million, or 22.9%, for 2016, compared to 2015. The decrease during 2016 was primarily due to delayed purchasing decisions of shared storage solutions by customers anticipating our next-generation shared storage product.  Video products and solutions revenues for 2015 were also higher due to the determination during 2015 that Implied Maintenance Release PCS on Media Composer 8.0 had ended which resulted in increased product revenue for the prior period reflecting the recognition of older orders that then qualified for the residual method of accounting. Also contributing to the decrease in revenues were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, and the impact of lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline, before the balance is largely amortized, contributing less revenue each period.

2015 Compared to 2014

Video products and solutions revenues decreased $31.9 million, or 13.7%, for 2015, compared to 2014. The decrease in video revenues was primarily due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. Revenues for the twelve months ended December 31, 2014 were also higher due to increased demand attributable to the 2014 Winter Olympics and 2014 FIFA World Cup events. Declines in video products and solutions revenue in 2015 were partially offset by the impact of additional revenue attributed to the sale of Orad products after completion of the acquisition on June 23, 2015.

Audio Products and Solutions Revenues

2016 Compared to 2015

Audio products and solutions revenues decreased $7.1 million, or 5.3%, for 2016, compared to 2015. The decrease in audio revenues was primarily due to weaker sales of our Pro Tools HD systems, as well as the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. The decrease was partially offset by the accelerated revenue recognition of Pro Tools 12 due to the determination during 2016 that Implied Maintenance Release PCS on Pro Tools 12 no longer exists. The cessation of Implied Maintenance Release PCS for Pro Tools resulted in the recognition of orders received in 2015 that would have qualified for earlier recognition using the residual method of accounting.

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

Services Revenues

2016 Compared to 2015

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $59.6 million, or 35.2%, increase in services revenues for 2016, compared to 2015, was primarily the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer exists, which results in (i) accelerated revenue recognition of existing maintenance contracts that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period and (ii) increasing conversion rates of new maintenance contracts into revenue, since new maintenance contracts are now recognized over their contractual term rather than a much longer period of Implied Maintenance Release PCS. The increases were partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

2015 Compared to 2014

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

Revenue Backlog

At December 31, 2016, we had revenue backlog of approximately $429 million, of which approximately $217 million is expected to be recognized in the next twelve months, compared to $552 million at December 31, 2015. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues in our balance sheet and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed.

A meaningful, albeit rapidly declining portion of our revenue backlog historically has been attributable to deferred revenue related to transactions that occurred prior to our January 1, 2011 adoption of the accounting guidance related to multiple-element arrangements (ASU No. 2009-13) and the accounting guidance related to differentiating software and hardware in a combined product offering (ASU No. 2009-14). Prior to our adoption of ASU No. 2009-14, the majority of our products were subject to software revenue recognition guidance that required us to recognize revenue ratably for periods as long as eight years from product delivery because we did not have VSOE of fair value for the Implied Maintenance Release PCS deliverable included in most of our customer arrangements. Upon adoption of ASU No. 2009-14, most of our products are now excluded from the scope of software revenue recognition, resulting in recognition of arrangement consideration upon product shipments (based on management’s best estimate of selling price) with only the arrangement consideration attributable to Implied Maintenance Release PCS being recognized ratably over an extended period of time. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming year as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, which will require virtually all product sales to be recognized as revenue upon delivery, will further impact our deferred revenue balances since, upon adoption using the modified prospective method, we will be required to record a cumulative reduction of deferred revenue for any transaction that had qualified for subscription accounting under legacy GAAP. Since deferred revenue is a component of our backlog, the adoption of ASC 606 will also result in a decrease in our backlog. While we are still in the early stages of evaluating the impact of this new accounting standard, we expect approximately $65 million of the deferred revenue component of backlog recorded as of December 31, 2016 will be eliminated upon adoption of ASC 606 on January 1, 2018. Upon adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our product, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, our operating results may become more volatile as a result of the adoption.

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

Costs of Revenues for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$111,579	$(20,302)	(15.4)%	$131,881
Services	59,828	(1,673)	(2.7)%	61,501
Amortization of intangible assets	7,800	3,737	92.0%	4,063
Total cost of revenues	179,207	(18,238)	(9.2)%	197,445

Gross profit	$332,723	$24,573	8.0%	$308,150

Costs of Revenues for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Costs	$	%	Costs
Products	$131,881	$(11,884)	(8.3)%	$143,765
Services	61,501	845	1.4%	60,656
Amortization of intangible assets	4,063	4,013	8,026.0%	50
Total costs of revenues	197,445	(7,026)	(3.4)%	204,471

Gross profit	$308,150	$(17,630)	(5.4)%	$325,780

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2016 increased to 65.0%, from 60.9% for 2015. The increase in gross margin was primarily due to revenue recognized from the ending of Implied Maintenance Release PCS on Pro Tools 12, as discussed above, as well as the effects of our cost efficiency program.

Gross Margin % for the Years Ended December 31, 2016, 2015 and 2014
	2016 Gross Margin %	(Decrease)Increase in Gross Margin %	2015 Gross Margin %	(Decrease) Increase in Gross Margin %	2014 Gross Margin %
Products	60.6%	(0.2)%	60.8%	(1.2)%	62.0%
Services	73.9%	10.2%	63.7%	3.7%	60.0%
Total Gross Margin	65.0%	4.1%	60.9%	(0.5)%	61.4%

2016 Compared to 2015

The products gross margin percentage for 2016 was effectively unchanged from 2015.

The increase in services gross margin percentage for 2016, compared to 2015, was attributable to the revenue recognized as a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, as well as the effects of our cost efficiency program.

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

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development expenses	$81,564	$(14,334)	(14.9)%	$95,898
Marketing and selling expenses	110,338	(12,173)	(9.9)%	122,511
General and administrative expenses	61,471	(12,638)	(17.1)%	74,109
Amortization of intangible assets	2,498	144	6.1%	2,354
Restructuring costs, net	12,837	6,532	103.6%	6,305
Total operating expenses	$268,708	$(32,469)	(10.8)%	$301,177

Operating income	$64,015	$57,042	818.0%	$6,973

Operating Expenses and Operating Income for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Expenses	$	%	Expenses
Research and development expenses	$95,898	$5,508	6.1%	$90,390
Marketing and selling expenses	122,511	(10,538)	(7.9)%	133,049
General and administrative expenses	74,109	(7,072)	(8.7)%	81,181
Amortization of intangible assets	2,354	728	44.8%	1,626
Restructuring costs (recoveries), net	6,305	6,470	(3,921.2)%	(165)
Total operating expenses	$301,177	$(4,904)	(1.6)%	$306,081

Operating income	$6,973	$(12,726)	(64.6)%	$19,699

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $14.3 million, or 14.9%, during the year ended December 31, 2016, compared to 2015. The table below provides further details regarding the changes in components of R&D expense.

Year-Over-Year Change in Research and Development Expenses for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016 Decrease From 2015		2015 Increase/(Decrease) From 2014
	$	%	$	%
Personnel-related	$(6,696)	(12.6)%	$598	1.1%
Computer hardware and supplies	(3,646)	(67.9)%	718	14.9%
Consulting and outside services	(3,297)	(18.4)%	3,209	21.2%
Facilities and information technology	(358)	(2.1)%	1,214	7.8%
Other expenses	(337)	(13.0)%	(231)	(9.7)%
Total research and development expenses (decrease)/increase	$(14,334)	(14.9)%	$5,508	6.1%

2016 Compared to 2015

The decrease in personnel-related expenses for 2016, compared to 2015, was primarily the result of our cost efficiency program. The decreases in computer hardware and supplies and consulting and outside services were primarily due to the timing of certain development projects as we develop new products and solutions consistent with our Avid Everywhere strategic vision. The computer hardware and supplies expenses for 2015 were also higher due to the development of VENUE | S6L.

2015 Compared to 2014

The increases in consulting and outside services and computer hardware and supplies for 2015, compared to 2014, were primarily due to the development of VENUE | S6L. The increase in facilities and information technology expenses was primarily due to the additional R&D headcount and related facilities expenses acquired through our Orad acquisition in June 2015. The increase in personnel-related expenses was primarily the result of our Orad acquisition in 2015, partially offset by decreased incentive-based compensation accrual and stock-based compensation costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $12.2 million, or 9.9%, during the year ended December 31, 2016, compared to 2015. The table below provides further details regarding the changes in components of marketing and selling expense.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016 (Decrease)/Increase From 2015		2015 (Decrease)/Increase From 2014
	$	%	$	%
Personnel-related	$(12,376)	(14.4)%	$(3,461)	(4.5)%
Consulting and outside services	(3,224)	(26.0)%	(3,021)	(17.3)%
Facilities and information technology	3,114	34.1%	(4,607)	(14.4)%
Advertising and promotions	(1,041)	(19.4)%	2,829	111.3%
Other expenses	747	6.7%	(141)	(3.5)%
Foreign-exchange gains (losses)	607	49.4%	(2,137)	(235.3)%
Total marketing and selling expenses decrease	$(12,173)	(9.9)%	$(10,538)	(7.9)%

2016 Compared to 2015

The decrease in personnel-related expenses for 2016, compared to 2015, was primarily due to lower headcount, less travel expenses and commission expenses. The decreases in consulting and outside services expenses and advertising and promotional expenses were primarily the result of our cost efficiency program. The increase in facilities and information technology expenses was primarily due to Avid.com redesign and web infrastructure build out related costs that were capitalized in 2015 but not depreciated until 2016, and also due to the increased rent expenses associated with our Philippines office for our customer care services in 2016. The increase in other expenses for 2016 was due to the increased bad debt reserve. During 2016, net foreign exchange gains (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $0.6 million, compared to gains of $1.2 million in 2015.

2015 Compared to 2014

The decrease in facilities and information technology expenses for 2015, compared to 2014, was primarily due to lower depreciation expenses as significant assets were fully depreciated and new capital investment was reduced. The decrease in personnel-related expenses was primarily due to decreased incentive-based compensation accrual, commission expenses and stock-based compensation costs. The decrease in consulting and outside services expenses was primarily due to our cost reduction initiatives started in 2015. The increase in advertising and promotions related expenses was primarily due to three large electronic advertising campaigns in 2015 for Pro Tools, Media Composer, and Avid marketplace and web store. The net foreign exchange gains (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.2 million for 2015, compared to losses of $0.9 million in 2014.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $12.6 million, or 17.1%, during the year ended December 31, 2016, compared to 2015. The table below provides further details regarding the changes in components of general and administrative expense.

Year-Over-Year Change in General and Administrative Expenses for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016 (Decrease)/Increase From 2015		2015 (Decrease)/Increase From 2014
	$	%	$	%
Acquisition and related integration	$(8,970)	(80.9)%	$11,162	100.0%
Personnel-related	(2,940)	(10.3)%	(1,733)	(5.5)%
Consulting and outside services	(1,115)	(6.6)%	(17,426)	(47.4)%
Facilities and information technology	754	8.0%	480	4.9%
Other expenses	(367)	(4.5)%	445	12.5%
Total general and administrative expenses decrease	$(12,638)	(17.1)%	$(7,072)	(8.7)%

2016 Compared to 2015

The decrease in acquisition and related integration expenses for 2016, compared to 2015, was primarily the result of more outside professional and consulting services used during 2015 when we actively engaged in acquisition related activities. The decrease in personnel-related expenses was primarily the result of our cost efficiency program and decreased stock-based compensation costs. The decrease in consulting and outside services expenses was primarily the result of decreases in litigation expenses and contractors costs. The increase in facilities and information technology expenses was primarily due to the rent expenses associated with Orad Israel facility, which was acquired in June 2015, and our new facility in Boca, Florida opened in March 2016.

2015 Compared to 2014

The decrease in consulting and outside services expenses for 2015, compared to 2014, was primarily the result of decreases in restatement-related costs and litigation expenses. The increase in acquisition and related integration expenses in 2015 was primarily the result of our Orad acquisition in 2015. The decrease in personnel-related expenses was primarily due to the decreased incentive-based compensation accrual.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016 Increase From 2015		2015 Increase From 2014
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$3,737	92.0%	$4,013	8,026.0%
Amortization of intangible assets recorded in operating expenses	144	6.1%	728	44.8%
Total amortization of intangible assets	$3,881	60.5%	$4,741	282.9%

2016 Compared to 2015

The increase in amortization of intangible assets for 2016, compared to 2015, was primarily the result of the intangible assets that we acquired through our acquisition of Orad in June 2015. At December 31, 2016, the $22.9 million unamortized balance of our identifiable intangible assets was all related to the Orad acquisition. We expect amortization of these intangible assets to be approximately $9.3 million in 2017, $9.3 million in 2018 and $4.3 million in 2019. See Note I, Intangible Assets and Goodwill, to our Consolidated Financial Statements in Item 8 of the Form 10-K for further information regarding our identifiable intangible assets.

2015 Compared to 2014

The increase in amortization of intangible assets recorded in cost of revenues and operating expenses during 2015, compared to 2014, was the result of the intangible assets that we acquired through our acquisition of Orad in June 2015.

Restructuring Costs, Net

2016 Restructuring Plan

In February 2016, we committed to a restructuring plan that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs.

During the quarter ended December 31, 2015, we recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. During the year ended December 31, 2016, we recorded restructuring costs of $10.0 million, which represented an additional 138 positions eliminated during 2016 and 141 positions eliminated during the first quarter of 2017.

In September 2016, we consolidated workspaces at the facilities in Burlington, Massachusetts and vacated a portion of the facilities. We recorded $2.1 million of facility restructuring charge for the partial closure of the facilities in Burlington, which included $1.1 million of related leasehold assets write-off.

Prior Years’ Restructuring Plan

We recorded restructuring costs revisions of $0.5 million and $0.8 million, in June 2015 and September 2016, respectively, based on the updated sublease assumption for our Mountain View, California facility that was partially abandoned in 2012.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Income (Expense)	$	%	Income (Expense)
Interest income	$—	$(113)	(100.0)%	$113
Interest expense	(18,903)	(12,557)	197.9%	(6,346)
Other income (expense), net	232	407	(232.6)%	(175)
Total interest and other income (expense), net	$(18,671)	$(12,263)	191.4%	$(6,408)

Interest and Other Income (Expense) for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Income (Expense)	$	%	Income (Expense)
Interest income	$113	$(13)	(10.3)%	$126
Interest expense	(6,346)	(4,575)	258.3%	(1,771)
Other income (expense), net	(175)	963	(84.6)%	(1,138)
Total interest and other income (expense), net	$(6,408)	$(3,625)	130.3%	$(2,783)

2016 Compared to 2015

The increase in interest expense for 2016, compared to 2015, was due to the interest on our Term Loan and Notes, and Notes related debt discount accretion. See Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

2015 Compared to 2014

The increase in interest expense for 2015, compared to 2014, was due to the interest on our Notes and related debt discount accretion. The decrease in other expense for 2015, compared to 2014, was primarily the result of changes in the valuation of a deferred compensation plan.

(Benefit from) Provision for Income Taxes

Benefit from Income Taxes for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Benefit	$	%	Benefit
Benefit from income taxes	$(2,875)	$(960)	50.1%	$(1,915)

(Benefit from) Provision for Income Taxes for the Years Ended December 31, 2015 and 2014
(dollars in thousands)
	2015	Change		2014
	Benefit	$	%	Provision
(Benefit from) provision for income taxes	$(1,915)	$(4,103)	(187.5)%	$2,188

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was (6.3)%, (338.9)% and 12.9%, respectively, for 2016, 2015 and 2014. Our 2016 benefit from income taxes was primarily due to a change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition. The amount of the benefit included in the tax provision was $3.2 million. Our 2015 benefit included a $6.5 million benefit resulting from the creation of a deferred tax liability associated with the portion of our Notes offering that was classified within stockholders’ equity. The benefit was partially offset by increased foreign taxes which included a $2.3 million provision for uncertain tax positions. After taking into account these tax items, the remaining 2016 tax benefit increase is due to a decrease in foreign taxes, primarily driven by the $1.5 million amortization of a deferred tax liability related to acquired intangible assets.

Our 2015 provision for income taxes decreased by $4.1 million from 2014, primarily due to a benefit of $6.5 million that was recorded as a discrete item resulting from the creation of a deferred tax liability associated with the portion of the Notes offering that was classified within stockholders’ equity. While GAAP requires the offset of the deferred tax liability to be recorded in additional paid in capital, consistent with the equity portion of the Notes, the creation of the deferred tax liability produced evidence of recoverability of deferred tax assets, which resulted in the release of a valuation allowance, totaling $6.5 million reflected as an income tax benefit. The $6.5 million benefit was primarily offset by increased foreign profits, where we currently pay income taxes.

We early adopted ASU No. 2016-09 during the second quarter of 2016 on a modified retrospective basis. The adoption of new guidance had no impact on income taxes because of our significant accumulated deferred tax assets including the tax effects of net operating loss and tax credit carryovers. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2016 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $44.9 million as of December 31, 2016. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draw up to a maximum of $5 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

In February 2016, we committed to a cost efficiency program that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party services costs. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

Financing Agreement

On February 26, 2016, we entered into the Financing Agreement with the lenders party thereto, or the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $100 million, or the Term Loan, and (b) a revolving credit facility of up to a maximum of $5 million in borrowings outstanding at any time, or the Credit Facility. We borrowed the full amount of the Term Loan, or $100 million, as of the closing date, but did not borrow any amount under the Credit Facility as of the Closing Date. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125 million in outstanding principal of the Notes has not been repaid or refinanced by such time. Prior to the maturity of the Credit Facility, any amounts borrowed under the Credit Facility may be repaid and, subject to the terms and conditions of the Financing Agreement, reborrowed in whole or in part without penalty.

Concurrently with the entry into the Financing Agreement, we terminated the KeyBank Credit Agreement and repaid all outstanding borrowings under such agreement. There were no penalties paid by us in connection with this termination. In addition to repaying borrowings under the KeyBank Credit Agreement, the Term Loan proceeds will be used to fund our restructuring program announced in February 2016 and to provide ongoing liquidity, including to fund operations.

On March 14, 2017, we entered into an Amendment to our Financing Agreement, with the lenders party thereto. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid.

Financial terms and prepayments. Effective with the Amendment to the Financing Agreement, interest accrues on outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. The Term Loan is subject to a $1.25 million mandatory principal amortization per quarter commencing in June 2016. We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. We must pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum on an amount equal to (1) the total lending commitments under the Credit Facility less (2) the average daily amount of the outstanding borrowings under the Credit Facility during the immediately preceding month. During the term of the Credit Facility, we are entitled to reduce the maximum amounts of the Lenders’ commitments under the Credit Facility, subject to the payment of certain fees based on the amount of any reduction. In addition, subject to limited exceptions we will be required to prepay the borrowings under the Financing Agreement with proceeds it receives from specified events, including sales of assets, tax refunds, legal judgments and settlements, third party indemnities insurance proceeds and condemnation awards. Each year we will be required to prepay the borrowings under the Financing Agreement in an amount equal to 50% of our excess cash flow.

Collateral and guarantees. We and our subsidiary, Avid Technology Worldwide, Inc., or Avid Worldwide, granted a security interest on substantially all of our assets to secure the obligations of all obligors under the Term Loan and the Credit Facility. Avid Worldwide provided a guarantee of all our obligations under the Financing Agreement. Our future subsidiaries (other than certain foreign and immaterial subsidiaries) are also required to become a party to the applicable security agreements and guarantee the obligations under the Financing Agreement.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict us from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends, and engaging in transactions with affiliates. Certain exceptions to these restrictive covenants are not available in the event our liquidity (defined as cash held in U.S. accounts and availability under the Credit Facility) is less than $30 million.

Events of default. The Financing Agreement contains customary events of default under which our payment obligations may be accelerated. These events of default include, among others, failure to pay amounts payable under the Financing Agreement when due, breach of representations and warranties, failure to perform covenants, a change of control, default or acceleration of material indebtedness, certain judgments and certain impairments to the collateral.

Financial and other covenants. The Financing Agreement, as amended on March 14, 2017, contains customary representations and warranties and covenants.  These include covenants requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts us from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2016, we were in compliance with these covenants.

Our ability to satisfy the Leverage Ratio covenant in the future is heavily dependent on our ability to increase bookings and billings above levels experienced over the last twelve months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) dramatic changes in the media industry and the impact it has on our customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS in prior periods will decline significantly in 2017, which will have an adverse impact on our Leverage Ratio.

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

2.00% Convertible Senior Notes

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020, or the Notes. The net proceeds from the offering were $120.3 million after deducting the offering expenses. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. In connection with the offering of the Notes, on June 9, 2015, we entered into a capped call derivative transaction with a third party, or the Capped Call. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by us when and if the Notes are converted. The Capped Call expires on June 15, 2020.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(49,195)	$(34,026)	$(9,897)
Net cash used in investing activities	(15,577)	(81,796)	(11,800)
Net cash provided by (used in) financing activities	91,452	109,558	(436)
Effect of foreign currency exchange rates on cash and cash equivalents	366	(890)	(1,014)
Net increase (decrease) in cash and cash equivalents	$27,046	$(7,154)	$(23,147)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $49.2 million for the year ended December 31, 2016, which was primarily attributable to lower sales of our video products, and incremental cash payments relating to termination benefits and employee overlap expenses. The lower sales of our video products is due to delayed purchasing decisions of shared storage solutions by customers anticipating the next-generation shared storage product. Also contributing to the decrease in sales were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, which adversely affected purchasing decisions.

Cash Flows from Investing Activities

For the year ended December 31, 2016, the net cash flow used in investing activities reflected $11.0 million used for the purchase of property and equipment, and $4.5 million used for the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities, and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2016, the net cash flow provided by financing activities reflected the $100.0 million proceeds from the Term Loan and $5.0 million issuance costs paid for the Financing Agreement entered into in February 2016. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2016 under existing lease agreements and commitments to purchase inventory and other goods and services (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$54,654	$15,827	$24,033	$12,135	$2,659
Unconditional purchase obligations (a)	19,484	19,484	—	—	—
	$74,138	$35,311	$24,033	$12,135	$2,659

(a)
At December 31, 2016, we had entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2016 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$700	$700	$—	$—	$—
Stand-by letters of credit	3,342	1,132	560	1,450	200
	$4,042	$1,832	$560	$1,450	$200
We have the Notes of $125 million maturing in June 2020 with semi-annual interest payments of $1.3 million. On February 26, 2016, we entered into the Financing Agreement and borrowed the full amount of the Term Loan, or $100 million, as described in more detail in Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2016, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

In addition, we have letters of credit in connection with security deposits for other facility leases totaling $1.0 million in the aggregate, as well as letters of credit totaling $1.1 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2017 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement

On March 30, 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We early adopted ASU No. 2016-09 during the second quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures. The adoption of ASU No. 2016-09 had no impact to our income taxes and consolidated statements of cash flows. Accordingly, a cumulative-effect adjustment recorded to the beginning retained earnings as of January 1, 2016 for the impact of forfeitures is immaterial.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. We adopted ASC 205-40 in the fourth quarter of 2016, and the adoption did not have a significant impact on our financial statements or related disclosures.

Recent Accounting Pronouncements to be Adopted

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is the final updated standard on revenue recognition. The standard supersedes the most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, and early adoption as of January 1, 2017 is permitted.

Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We must adopt ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 with ASU No. 2014-09 (collectively, the “new revenue standards”).

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. We expect to elect the modified transition method and, while we are still in the early stages of evaluating the impact of this new accounting standard, we expect the impact will be significant. The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018 because we will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, our operating results may become more volatile as a result of the adoption.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic (842). The guidance requires an entity to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for us on January 1, 2019, and early adoption is permitted upon issuance. We are evaluating the potential impact of adopting this standard on our financial statements, as well as the timing of our adoption of the standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The new guidance becomes effective for us on January 1, 2018, and early adoption is permitted upon issuance. We are currently evaluating the potential impact of adopting this standard on our financial statements, as well as timing of our adoption of the standard.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The new guidance becomes effective for us on January 1, 2018, and early adoption is permitted upon issuance. We are currently evaluating the impact of the adoption of ASU No. 2016-16 on our financial statements, as well as timing of our adoption of the standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The new guidance becomes effective for us on January 1, 2018, and early adoption is permitted upon issuance. We are currently evaluating the potential impact of adopting this standard on our financial statements, as well as the timing of our adoption of the standard.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are evaluating the potential impact of adopting this standard on our financial statements, as well as timing of our adoption of the standard.

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

For the year ended December 31, 2016, 2015, and 2014, we recorded net (gains) losses of $(0.6) million, $(1.3) million, and $0.9 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2016, would not have a significant impact on our financial position, results of operations or cash flows.

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

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Avid Technology, Inc.
Burlington, Massachusetts
We have audited the accompanying consolidated balance sheet of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statement of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avid Technology, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts
March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheet of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2016

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenues:
Products	$283,110	$336,371	$378,627
Services	228,820	169,224	151,624
Total net revenues	511,930	505,595	530,251
Cost of revenues:
Products	111,579	131,881	143,765
Services	59,828	61,501	60,656
Amortization of intangible assets	7,800	4,063	50
Total cost of revenues	179,207	197,445	204,471
Gross profit	332,723	308,150	325,780
Operating expenses:
Research and development	81,564	95,898	90,390
Marketing and selling	110,338	122,511	133,049
General and administrative	61,471	74,109	81,181
Amortization of intangible assets	2,498	2,354	1,626
Restructuring costs (recoveries), net	12,837	6,305	(165)
Total operating expenses	268,708	301,177	306,081
Operating income	64,015	6,973	19,699
Interest income	—	113	126
Interest expense	(18,903)	(6,346)	(1,771)
Other income (expense), net	232	(175)	(1,138)
Income before income taxes	45,344	565	16,916
(Benefit from) provision for income taxes	(2,875)	(1,915)	2,188
Net income	$48,219	$2,480	$14,728

Net income per common share – basic and diluted	$1.20	$0.06	$0.38

Weighted-average common shares outstanding – basic	40,021	39,423	39,147
Weighted-average common shares outstanding – diluted	40,176	40,380	39,267

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$48,219	$2,480	$14,728

Other comprehensive loss:
Foreign currency translation adjustments	(1,717)	(6,566)	(7,540)

Comprehensive income (loss)	$46,502	$(4,086)	$7,188

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$44,948	$17,902
Accounts receivable, net of allowances of $8,618 and $9,226 at December 31, 2016 and 2015, respectively	43,520	58,807
Inventories	50,701	48,073
Prepaid expenses	6,031	6,548
Other current assets	5,805	6,119
Total current assets	151,005	137,449
Property and equipment, net	30,146	35,481
Intangible assets, net	22,932	33,219
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,245	2,011
Other long-term assets	11,610	7,123
Total assets	$249,581	$247,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,435	$45,511
Accrued compensation and benefits	25,387	28,124
Accrued expenses and other current liabilities	34,088	35,354
Income taxes payable	1,012	1,023
Short-term debt	5,000	5,000
Deferred revenues	146,014	189,887
Total current liabilities	237,936	304,899
Long-term debt	188,795	95,950
Long-term deferred tax liabilities, net	913	3,443
Long-term deferred revenues	79,670	158,495
Other long-term liabilities	12,178	14,711
Total liabilities	519,492	577,498

Commitments and contingencies (Note K)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares issued, and 40,727 shares and 39,530 shares outstanding at December 31, 2016 and 2015, respectively	423	423
Additional paid-in capital	1,043,063	1,055,838
Accumulated deficit	(1,271,148)	(1,319,318)
Treasury stock at cost, net of reissuances, 1,612 shares and 2,809 shares at December 31, 2016 and 2015, respectively	(32,353)	(58,336)
Accumulated other comprehensive loss	(9,896)	(8,179)
Total stockholders’ deficit	(269,911)	(329,572)
Total liabilities and stockholders’ deficit	$249,581	$247,926

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2014	42,339	(3,257)	$423	$1,043,384	$(1,336,526)	$(72,543)	$5,927	$(359,335)

Stock issued pursuant to employee stock plans		212		(4,928)		4,492		(436)

Stock-based compensation				11,513				11,513

Net income					14,728			14,728

Other comprehensive loss							(7,540)	(7,540)
Balances at December 31, 2014	42,339	(3,045)	423	1,049,969	(1,321,798)	(68,051)	(1,613)	(341,070)

Stock issued pursuant to employee stock plans		823		(14,215)		17,691		3,476

Stock-based compensation				9,514				9,514

Convertible senior notes conversion feature (net of taxes of $6,493 and net of issuance cost of $1,088)				20,718				20,718

Purchase of capped call transaction				(10,125)				(10,125)

Repurchase of common stock		(587)		(23)		(7,976)		(7,999)

Net income					2,480			2,480

Other comprehensive loss							(6,566)	(6,566)
Balances at December 31, 2015	42,339	(2,809)	423	1,055,838	(1,319,318)	(58,336)	(8,179)	(329,572)

Cumulative-effect adjustment due to adoption of ASU No. 2016-09				49	(49)			—

Stock issued pursuant to employee stock plans		1,197		(20,740)		25,983		5,243

Stock-based compensation				7,916				7,916

Net income					48,219			48,219

Other comprehensive loss							(1,717)	(1,717)
Balances at December 31, 2016	42,339	(1,612)	$423	$1,043,063	$(1,271,148)	$(32,353)	$(9,896)	$(269,911)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$48,219	$2,480	$14,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,479	20,088	17,954
Provision (recovery) for doubtful accounts	886	(23)	(143)
Stock-based compensation expense	7,916	9,514	11,513
Non-cash provision for restructuring	1,137	—	—
Non-cash interest expense	9,620	2,890	220
Unrealized foreign currency transaction gains	(2,599)	(7,013)	(6,730)
(Benefit from) provision for deferred taxes	(1,842)	(6,693)	69
Changes in operating assets and liabilities:
Accounts receivable	14,321	2,442	2,258
Inventories	(2,628)	3,056	12,122
Prepaid expenses and other assets	(1,839)	10,000	(2,130)
Accounts payable	(18,959)	11,232	(947)
Accrued expenses, compensation and benefits and other liabilities	(6,280)	(11,842)	(5,758)
Income taxes payable	(9)	(1,041)	(1,090)
Deferred revenues	(122,617)	(69,116)	(51,963)
Net cash used in operating activities	(49,195)	(34,026)	(9,897)

Cash flows from investing activities:
Purchases of property and equipment	(11,003)	(15,330)	(13,292)
Increase in other long-term assets	(30)	(43)	(8)
Payments for business acquisitions, net of cash acquired	—	(65,967)	—
Proceeds from divestiture of consumer business	—	—	1,500
Increase in restricted cash	(4,544)	(456)	—
Net cash used in investing activities	(15,577)	(81,796)	(11,800)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	100,000	120,401	—
Repayment of debt	(3,750)	—	—
Payments for repurchase of common stock	—	(7,999)	—
Cash paid for capped call transaction	—	(10,125)	—
Proceeds from the issuance of common stock under employee stock plans	6,184	5,035	252
Common stock repurchases for tax withholdings for net settlement of equity awards	(941)	(1,559)	(688)
Proceeds from revolving credit facilities	25,000	70,500	25,500
Payments on revolving credit facilities	(30,000)	(65,500)	(25,500)
Payments for credit facility issuance costs	(5,041)	(1,195)	—
Net cash provided by (used in) financing activities	91,452	109,558	(436)

Effect of exchange rate changes on cash and cash equivalents	366	(890)	(1,014)
Net increase (decrease) in cash and cash equivalents	27,046	(7,154)	(23,147)
Cash and cash equivalents at beginning of year	17,902	25,056	48,203
Cash and cash equivalents at end of year	$44,948	$17,902	$25,056

Supplemental information:
Cash paid for income taxes, net of refunds	$1,587	$2,251	$2,146
Cash paid for interest	9,302	3,456	1,551
Non-cash transaction – property and equipment included in accounts payable or accruals	119	500	—
Non-cash transaction – unpaid issuance costs for long-term debt	—	130	—

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS

Description of Business

Avid Technology, Inc. (“Avid” or the “Company”) develops, markets, sells, and supports software and hardware for digital media content production, management and distribution. The Company does this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions, that enable the creation, distribution and optimization of audio and video content. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. The Company’s products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using Avid’s products include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Management Plans

The Company’s preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from the Company’s estimates.

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $44.9 million for the year ended December 31, 2016.

In February 2016, the Company committed to a cost efficiency program that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in the Company’s workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party service costs. The Company anticipates that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Company entered into a term loan in the aggregate principal amount of $100.0 million. The Financing Agreement also provides the Company with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of 2.00% convertible senior notes due June 15, 2020 (the “Notes”) has not been repaid or refinanced by such time. Proceeds from the Financing Agreement have been used to replace an existing $35.0 million revolving credit facility, finance the Company’s efficiency program and other initiatives, and provide operating flexibility throughout the remainder of the transformation. After paying for both debt issuance costs and the cost efficiency program, the new financing provided approximately $70 million of available liquidity, about half of which replaced the prior revolving credit facility, with the remainder providing incremental liquidity to fund operations. The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated.  The Financing Agreement includes covenants requiring the Company to maintain a Leverage Ratio (defined as the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2016 the Company was in compliance with these covenants.

The Company’s ability to satisfy the Leverage Ratio covenant in the future is heavily dependent on its ability to increase bookings and billings above levels experienced over the last 12 months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) dramatic changes in the media industry and the impact it has on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS (as defined below) in prior periods will decline significantly in 2017, which will have an adverse impact on the Company’s Leverage Ratio.

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

Subsequent Events

On January 26, 2017, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which it have agreed to sell to Jetsen shares of Avid common stock in an amount equal to between 5.0% and 9.9% of Avid outstanding common stock on a fully diluted basis. The purchase price for the shares is $18.2 million and will be payable in cash. The closing of the sale is subject to closing conditions, including China regulatory approvals. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing. At the same time, the Company also entered into an Exclusive Distributor Agreement with Jetsen, pursuant to which Jetsen will become the exclusive distributor for Avid products and services in the Greater China region. The Distributor Agreement has a five-year term and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years.

On March 14, 2017 (the “Effective Date”), the Company entered into an amendment (the “Amendment”) to its existing Financing Agreement, dated February 26, 2016, with the lenders party thereto. The Amendment modifies the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, the Company is required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company.

The Company evaluated subsequent events through the date of issuance of these financial statements and, other than the events disclosed above, no other subsequent events required recognition or disclosure in these financial statements.

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

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, the Company also assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, the Company’s collection experience in similar transactions, and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, the Company evaluates whether the Company has sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company was to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

Over the course of the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

In accordance with Accounting Standards Update (“ASU”) No. 2009-14, the Company excludes from the scope of software revenue recognition requirements the Company’s sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to the Company’s adoption of ASU No. 2009-14, the Company primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. As a result of the Company’s adoption of ASU No. 2009-14 on January 1, 2011, a majority of the Company’s products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because the Company had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, the Company determines a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

The timing of revenue recognition of customer arrangements follows a number of different accounting models determined by the characteristics of the arrangement, and that timing can vary significantly from the timing of related cash payments due from customers. One significant factor affecting the timing of revenue recognition is the determination of whether each deliverable in the arrangement is considered to be a software deliverable or a non-software deliverable. For transactions occurring after January 1, 2011, the Company’s revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. The Company expects this trend to continue in future periods.

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

Revenue Recognition of Software Deliverables

The Company recognizes the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because the Company does not have VSOE of the fair value of its software products, the Company is permitted to account for its typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. The Company is unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of the Company’s arrangements.

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

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowance for sales returns and exchanges – beginning of year	$8,583	$9,510	$12,519
Additions and adjustments to the allowance	9,325	8,468	9,260
Deductions against the allowance	(10,047)	(9,395)	(12,269)
Allowance for sales returns and exchanges – end of year	$7,861	$8,583	$9,510

The allowance for sales returns and exchanges, which is recorded as a reduction to gross accounts receivable, reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. Since many of the Company’s transactions require some or all of amounts invoiced to be recorded in deferred revenue under GAAP due to revenue recognition considerations, the Company has recorded reductions to deferred revenue of $1.5 million, $3.2 million and $3.7 million as of December 31, 2016, 2015 and 2014, respectively, to eliminate the estimated deferred revenue attributable to transactions already provided for by the sales, returns and exchanges allowance.

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

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts – beginning of year	$643	$1,182	$1,444
Bad debt (recovery) expense	886	(23)	(143)
Reduction in allowance for doubtful accounts	(772)	(516)	(119)
Allowance for doubtful accounts – end of year	$757	$643	$1,182

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Orad Hi-Tech Systems Ltd. (“Orad”) that the Company acquired in June 2015. The functional currency for both the Irish manufacturing branch and Orad is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch, Orad and the U.S. parent, and the high volume of intercompany transactions among the two subsidiaries and the parent. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using rates that approximate those in effect during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. The Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

The U.S. parent company, Irish manufacturing branch and Orad, all of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in foreign currencies. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

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

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. The Company derives more than half of it revenues from customers outside the United States. The business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income, cash flow and financial position. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2016, 2015, and 2014 the Company recorded net (gains) losses of $(0.6) million, $(1.3) million, and $0.9 million respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

The Company measures cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and market securities consist primarily of money market investments, mutual funds and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in the Company’s deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other (expense) income in the Company’s statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long-term assets using other observable inputs. Other than the investments held in the Company’s deferred compensation plans, the Company held no marketable securities at December 31, 2016 or 2015. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions that management believes to be of high credit quality, and, generally, there are no significant concentrations in any one issuer. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for 10% or more of the Company’s total net revenues or net accounts receivable in the periods presented.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. The Company typically depreciates its property and equipment using the following minimum and maximum useful lives:

Depreciable Life
	Minimum	Maximum
Computer and video equipment and software, including internal use software	2 years	5 years
Manufacturing tooling and testbeds	3 years	5 years
Office equipment	3 years	5 years
Furniture, fixtures and other	3 years	8 years

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

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets consist of customer relationships, developed technology, trade names and non-compete agreements. These assets are determined to have either finite or indefinite lives. For finite-lived intangible assets amortization is straight-line over the estimated useful lives of such assets, which are generally two years to twelve years. Straight-line amortization is used because the Company cannot reliably determine a discernible pattern over which the economic benefits would be realized. The Company does not have any indefinite-lived intangible assets. Intangible assets are tested for impairment when events and circumstances indicate there is an impairment. The impairment test involves comparing the sum of undiscounted cash flows to the carrying value as of the measurement date. Impairment occurs when the carrying value of the assets exceeds the sum of undiscounted cash flows. Impairment is then measured as the difference between the carrying value and fair value determined using a discounted cash flow method. In estimating the fair value using a discounted cash flow method, the Company uses assumptions that include forecast revenues, gross margins, operating profit margins, growth rates and long-term discount rates, all of which require significant judgment by management. Changes to these assumptions could affect the estimated fair value of the intangible asset and could result in an impairment charge in future.

The Company performs its annual and interim goodwill impairment tests when it is more likely than not that a goodwill impairment exists.  The Company has concluded it has one reporting unit and the annual measurement date is October 31, 2016.

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

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company periodically evaluates the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2016, 2015, and 2014 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

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

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (“unrecognized tax benefits”) that are considered appropriate, as well as the related net interest and penalties.

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation expense based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of performance and market conditions. The Company early adopted ASU No. 2016-09 during the second quarter of 2016 and made the company-wide accounting policy election to account for forfeitures when they occur.

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

Computation of Net Income Per Share

Net income per share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation costs in excess of the Company’s average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The Company issued the Notes in 2015, and the Company applied the treasury stock method in measuring the dilutive impact of those potential common shares to be issued.

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

Recently Adopted Accounting Pronouncement

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted ASU No. 2016-09 during the second quarter of 2016 on a modified retrospective basis for the income statement impact of forfeitures. The adoption of ASU No. 2016-09 had no impact to the Company’s income taxes and consolidated statements of cash flows. Accordingly, a cumulative-effect adjustment recorded to the beginning retained earnings as of January 1, 2016 for the impact of forfeitures is immaterial.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The Company adopted ASC 205-40 in the fourth quarter of 2016, and the adoption did not have a significant impact on the financial statements or related disclosures.

Recent Accounting Pronouncements to be Adopted

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is the final updated standard on revenue recognition. The standard supersedes the most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, and early adoption as of January 1, 2017 is permitted.

Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 with ASU No. 2014-09 (collectively, the “new revenue standards”).

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. The Company expects to elect the modified transition method and, while the Company is still in the early stages of evaluating the impact of this new accounting standard, it expects the impact will be significant. The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018 because the Company will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of the Company’s current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, the Company’s operating results may become more volatile as a result of the adoption.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic (842). The guidance requires an entity to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted upon issuance. The Company is evaluating the potential impact of adopting this standard on its financial statements, as well as the timing of its adoption of the standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The new guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted upon issuance. The Company is currently evaluating the potential impact of adopting this standard on its financial statements, as well as the timing of its adoption of the standard.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The new guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted upon issuance. The Company is currently evaluating the impact of the adoption of ASU No. 2016-16 on its financial statements, as well as timing of its adoption of the standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The new guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted upon issuance. The Company is currently evaluating the potential impact of adopting this standard on its financial statements, as well as the timing of its adoption of the standard.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the potential impact of adopting this standard on its financial statements, as well as timing of its adoption of the standard.

C.	ACQUISITION

On June 23, 2015, the Company completed the acquisition of Orad Hi-Tech Systems Ltd. (“Orad”). Orad provides 3D real-time graphics, video servers and related asset management solutions. The acquisition adds applications to Avid’s Studio Suite, which the Company intends to connect to the Avid MediaCentral Platform.

In allocating the total purchase consideration of $73.4 million for Orad based on the fair value as of June 23, 2015, the Company recorded $32.6 million of goodwill, $37.2 million of identifiable intangibles assets, and $3.6 million to other net assets. Intangible assets acquired included core and completed technology, customer relationships and trade name. Proforma information is not presented as the impact to the Consolidated Financial Statements is not material.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities.

	Year Ended December 31,
	2016	2015	2014
Options	3,670	1,901	4,748
Non-vested restricted stock units	729	470	118
Anti-dilutive potential common shares	4,399	2,371	4,866

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note Q, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares but the Company’s stock price was less than the conversion price at December 31, 2016, and therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

E. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. At December 31, 2016 and 2015, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$2,035	$493	$1,542	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$3,617	$572	$3,045	$—

Financial Liabilities:
Foreign currency contracts	$14	$—	$14	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. At December 31, 2016, the net carrying amount of the Notes is $101.6 million, and the fair value of the Notes is approximately $83.4 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

F. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Accounts receivable	$52,138	$68,033
Less:
Allowance for doubtful accounts	(757)	(643)
Allowance for sales returns and rebates	(7,861)	(8,583)
Total	$43,520	$58,807

G. INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Raw materials	$10,481	$9,594
Work in process	291	256
Finished goods	39,929	38,223
Total	$50,701	$48,073

At December 31, 2016 and 2015, finished goods inventory included $8.6 million and $5.3 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

H. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Computer and video equipment and software	$120,853	$116,751
Manufacturing tooling and testbeds	3,567	3,044
Office equipment	4,958	4,942
Furniture, fixtures and other	10,691	9,621
Leasehold improvements	34,780	33,744
	174,849	168,102
Less: Accumulated depreciation and amortization	144,703	132,621
Total	$30,146	$35,481

The Company capitalizes certain development costs incurred in connection with its internal use software. For the year ended December 31, 2016, the Company capitalized $1.3 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in computer and video equipment and software. There were $5.1 million and 3.4 million of contract labor and internal labor costs capitalized for the years ended December 31, 2015 and December 31, 2014, respectively. Internal use software is amortized on a straight line basis over its estimated useful life of three years, and the Company recorded $3.0 million, $1.8 million and $0.5 million of amortization expense during 2016, 2015 and 2014, respectively.

Depreciation and amortization expense related to property and equipment was $15.2 million, $13.7 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

I.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$57,994	$(38,657)	$19,337	$58,032	$(30,902)	$27,130
Customer relationships	54,597	(51,002)	3,595	54,656	(48,767)	5,889
Trade names	1,346	(1,346)	—	1,346	(1,146)	200
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$118,848	$(95,916)	$22,932	$118,945	$(85,726)	$33,219

Amortization expense related to intangible assets in the aggregate was $10.3 million, $6.4 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company expects amortization of intangible assets to be approximately $9.3 million in 2017, $9.3 million in 2018, $4.3 million in 2019.

Goodwill

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. As of October 31, 2016, the Company’s goodwill impairment measurement date, the Company concluded that it was not more likely than not that a goodwill impairment existed.

J.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred rent	$5,458	$6,755
Accrued restructuring	1,256	647
Deferred compensation	5,464	7,309
Total	$12,178	$14,711

K. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2016 were as follows (in thousands):

Year Ending December 31,
2017	$15,827
2018	12,678
2019	11,355
2020	7,610
2021	4,525
Thereafter	2,659
Total	$54,654

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2021 and represent an aggregate obligation of $10.1 million. The Company has restructuring accruals of $3.1 million at December 31, 2016, which represents the difference between this aggregate future obligation and future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. The Company received $0.6 million, $0.6 million and $0.7 million of sublease income during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $14.1 million, $14.0 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2016, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has letters of credit in connection with security deposits for other facility leases totaling $1.0 million in the aggregate, as well as letters of credit totaling $1.1 million that otherwise support its ongoing operations. These letters of credit have various terms and expire during 2017 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2016, the Company had entered into purchase commitments for certain inventory and other goods used in its normal operations. The purchase commitments covered by these agreements are for a period of less than one year and in the aggregate total $19.5 million.

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

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against the Company and certain of its executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of the Company’s common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to the Company’s disclosure surrounding the level of implementation of the Company’s Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. The matter is not yet scheduled for trial.

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

At December 31, 2016 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Accrual balance at January 1, 2014	$3,501
Accruals for product warranties	3,985
Cost of warranty claims	(4,694)
Accrual balance at December 31, 2014	2,792
Accruals for product warranties	3,025
Cost of warranty claims	(3,583)
Accrual balance at December 31, 2015	2,234
Accruals for product warranties	2,822
Cost of warranty claims	(2,538)
Accrual balance at December 31, 2016	$2,518

L.	CAPITAL STOCK

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

Stock Incentive Plans

In November 2014, the Company registered an aggregate of 3,750,000 of its shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Company’s Board of Directors on September 14, 2014 and approved by the Company’s stockholders on October 29, 2014. In connection with the approval of the Plan the Company’s Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that Plan. Shares available for issuance under the Company’s 2014 Stock Incentive Plan totaled 1,089,131 at December 31, 2016.

Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors and consultants. The exercise price for options generally must be no less than market price on the date of grant. Awards may be performance-based where vesting or exercisability is conditioned on achieving performance objectives, time-

based or a combination of both. Current option grants become exercisable over various periods, typically three to four years for employees and one year for non-employee directors, and have a maximum term of seven to ten years. Restricted stock and restricted stock unit awards with time-based vesting typically vest over three to four years for employees and one year for non-employee directors.

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

Information with respect to options granted under all stock option plans for the year ended December 31, 2016 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2016	4,345,334	$10.68
Granted	—	$—
Exercised	(787,867)	$7.67
Forfeited or canceled	(709,965)	$15.06
Options outstanding at December 31, 2016	2,847,502	$10.43	2.85	$—
Options vested at December 31, 2016 or expected to vest	2,847,502	$10.43	2.85	$—
Options exercisable at December 31, 2016	2,707,454	$10.57	2.78	$—

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2015 and 2014. No options were granted during the year ended December 31, 2016.

	Year Ended December 31,
	2015	2014
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.07%	1.24%
Expected volatility	52.0%	50.3%
Expected life (in years)	4.48	4.16
Weighted-average fair value of options granted (per share)	$3.91	$3.03

The cash received from stock options exercised during the years ended December 31, 2016 and 2015 was $5.6 million and $5.0 million, respectively. During the year ended December 31, 2014, the cash received from stock options exercised was not material. During the years ended December 31, 2016, 2015 and 2014, the aggregate intrinsic value of stock options exercised was not material.

Information with respect to non-vested restricted stock units for the year ended December 31, 2016 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2016	1,266,008	$9.97
Granted	1,880,411	$6.25
Vested	(465,392)	$11.74
Forfeited	(525,246)	$7.93
Non-vested at December 31, 2016	2,155,781	$6.85	1.13	$9,464
Expected to vest	1,520,098	$6.70	1.13	$6,673

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $6.25, $10.31 and $10.19, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015, and 2014 was $5.5 million, $4.2 million, and $2.5 million, respectively.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, the Company is required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. In July 2015, the Board of Directors approved an amendment to the plan to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 214,271 shares remained available for issuance under the ESPP at December 31, 2016.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.40%	0.03%	0.09%
Expected volatility	69.0%	37.0%	35.0%
Expected life (in years)	0.49	0.24	0.17
Weighted-average fair value of shares issued (per share)	$1.20	$2.15	$2.02

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Shares issued under the ESPP	129,342	98,300	—
Average price of shares issued	$4.35	$10.17	$—

The Company did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2016, 2015 or 2014.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of products revenues	$60	$199	$397
Cost of services revenues	381	624	279
Research and development expenses	376	461	502
Marketing and selling expenses	1,958	1,785	3,658
General and administrative expenses	5,141	6,445	6,677
Total	$7,916	$9,514	$11,513

At December 31, 2016, there was $8.4 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized approximately as follows: $4.5 million in 2017, $2.8 million in 2018 and $1.1 million in 2019. At December 31, 2016, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.2 years.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a Section 401(k) plan that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company’s board of directors, make discretionary contributions to the plan. The Company’s contributions to the plan totaled $1.9 million, $2.3 million and $2.2 million in 2016, 2015 and 2014, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans totaled $2.0 million, $2.2 million and $2.0 million in 2016, 2015 and 2014, respectively.

Deferred Compensation Plans

The Company maintains a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. In November 2013, the Board determined to indefinitely suspend the plan, and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with the Company. The assets of the deferred plan, as well as the corresponding obligations, were approximately $0.5 million and $0.6 million at December 31, 2016 and 2015, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. In connection with the acquisition of Orad, the Company assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. The Company’s assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $1.5 million at December 31, 2016 and $3.0 million at December 31, 2015, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $5.4 million at December 31, 2016 and $7.3 million at December 31, 2015, representing the fair value of the estimated benefits to be paid under the arrangements.

N.	INCOME TAXES

Income from before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income (loss) from operations before income taxes:
United States	$12,402	$(23,977)	$(6,864)
Foreign	32,942	24,542	23,780
Total income from operations before income taxes	$45,344	$565	$16,916
(Benefit from) provision for income taxes:
Current tax expense (benefit):
Federal	$102	$115	$14
State	32	3	83
Foreign benefit of net operating losses	(1,247)	(180)	(180)
Other foreign	(48)	3,734	2,217
Total current tax (benefit) expense	(1,161)	3,672	2,134
Deferred tax (benefit) expense:
Federal benefit related to Note issuance	—	(6,493)	—
Federal	96	—	—
Other foreign	(1,810)	906	54
Total deferred tax (benefit) expense	(1,714)	(5,587)	54
Total (benefit from) provision for income taxes	$(2,875)	$(1,915)	$2,188

Net deferred tax assets (liabilities) consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tax credit and net operating loss carryforwards	$369,847	$318,471
Allowances for bad debts	431	372
Difference in accounting for:
Revenues	35,856	54,475
Costs and expenses	26,537	34,116
Inventories	9,118	7,576
Acquired intangible assets	6,112	9,799
Gross deferred tax assets	447,901	424,809
Valuation allowance	(432,631)	(406,123)
Deferred tax assets after valuation allowance	15,270	18,686
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(6,457)	(5,654)
Acquired intangible assets	(3,669)	(8,554)
Basis difference convertible notes	(4,812)	(5,910)
Gross deferred tax liabilities	(14,938)	(20,118)
Net deferred tax assets (liabilities)	$332	$(1,432)
Recorded as:
Long-term deferred tax assets, net	1,245	2,011
Long-term deferred tax liabilities, net	(913)	(3,443)
Net deferred tax assets (liabilities)	$332	$(1,432)

On January 1, 2015 the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present DTAs and DTLs as non-current in the classified balance sheet. The standard simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The Company early adopted the guidance to simplify its reporting for the current year. The consolidated balance sheet at December 31, 2014 was retrospectively adjusted, resulting in a $0.3 million reclassification of current DTAs to long-term DTAs.

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the magnitude of the deferred tax assets at December 31, 2016 and 2015 and the level of historical U.S. tax losses, management has determined that the uncertainty regarding the realization of these assets warranted a significant valuation allowance at December 31, 2016 and 2015.

For U.S. federal and state income tax purposes at December 31, 2016, the Company had tax credit carryforwards of $51.2 million, which will expire between 2017 and 2036, and net operating loss carryforwards of $783.9 million, which will expire between 2019 and 2036. In 2016, the Company early adopted ASU No. 2019-09, Improvements to Employee Share-base Payment Accounting. The deferred tax assets in the schedule above at December 31, 2016, include $33.7 million related to prior year tax assets resulting from the exercise of employee stock options, which previously were recognized in additional paid- in capital only when utilized as a reduction in taxes payable. Prior to adoption of ASU No. 2016-09, this amount was excluded from the above deferred tax asset schedule at December 31, 2015. The increase in the deferred tax asset of $33.7 million was offset by a corresponding increase in the valuation allowance.

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

Additionally, the Company has foreign net operating loss carryforwards of $77.2 million with an indefinite carryforward period and tax credit carryforwards of $4.3 million that begin to expire in 2029. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $66.0 million of net operating losses and $4.3 million of tax credits at December 31, 2016.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Statutory tax	$15,870	$198	$5,921
Tax credits	(2,468)	(2,972)	(1,589)
Foreign operations	(12,662)	(4,055)	(6,047)
Change in uncertain tax positions	(6,710)	—	—
Non-deductible expenses and other	670	2,303	771
Federal benefit related to Note issuance	—	(6,493)	—
Tax deficiency on stock-based compensation	2,509	—	—
Change in valuation allowance	(84)	9,104	3,132
(Benefit from) provision for income taxes	$(2,875)	$(1,915)	$2,188

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled $40.5 million at December 31, 2016. The Company does not have any plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company disclosed unrecognized tax benefits primarily related to the foreign tax implications arising from the changes in revenue recognition that arose in periods prior to 2012. The unrecognized tax benefits did not have an impact on the effective tax rate because the Company maintains a full valuation allowance on the related loss carryforwards. At December 31, 2014, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $25.8 million, of which $0.8 million would affect the Company’s income tax provision and effective tax rate if recognized. At December 31, 2015, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $26.0 million, of which $3.2 million would affect the Company’s effective tax rate if recognized. During 2016, the Company had a change in its uncertain tax position related to the revenue recognition issue and reversed the associated accrual in its entirety. At December 31, 2016, the Company’s accrual for unrecognized tax benefits and related accrued interest and penalties related to an Israel audit issue totaled $1.0 million, of which $1.0 million would affect the Company’s income tax provision and effective tax rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Unrecognized tax benefits at January 1, 2014	$24,729
Increases for tax positions taken during a prior period	1,118
Unrecognized tax benefits at December 31, 2014	25,847
Increases for tax positions taken during a prior period	148
Unrecognized tax benefits at December 31, 2015	25,995
Increases for tax positions taken during a prior period	1,041
Decreases for tax positions taken during a prior period	(25,995)
Unrecognized tax benefits at December 31, 2016	$1,041

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2016 and 2015 were not material.

The tax years 2008 and forward remain open to examination by taxing authorities in the jurisdictions in which the Company operates. The most significant operating jurisdictions include: the United States, Ireland, the Netherlands, Germany, Israel, Japan, and the United Kingdom.

O.	RESTRUCTURING COSTS AND ACCRUALS

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

During the quarter ended December 31, 2015, the Company recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. During the quarter ended March 31, 2016, the Company recorded restructuring costs of $2.8 million, representing the elimination of an additional 63 positions worldwide. During the quarter ended June 30, 2016, the Company recorded additional restructuring costs of $0.4 million, and recoveries totaling $0.6 million as a result of severance pay estimate changes primarily for the eliminated positions in Europe. During the quarter ended September 30, 2016, the Company recorded restructuring charges of $2.4 million related to severance costs for an additional 60 positions eliminated and severance pay estimate adjustments, and $2.1 million for the partial closure of facilities in Burlington, Massachusetts, which included non-cash amounts of $1.1 million for fixed asset write-off. During the quarter ended December 31, 2016, the Company recorded restructuring charges of $5.0 million, related to severance costs for an additional elimination of 156 positions worldwide.

Prior Years’ Restructuring Plans

The Company recorded restructuring costs revisions of $0.5 million and $0.8 million, in June 2015 and September 2016, respectively, based on the updated sublease assumption for the Company’s Mountain View, California facility that was partially abandoned in 2012.

At December 31, 2016, $1.4 million of the facilities-related accrual balance was related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008, respectively. No further actions are anticipated under those plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Employee- Related	Facilities- Related & Other	Total
Accrual balance at January 1, 2014	$2,399	$6,102	$8,501
Revisions of estimated liabilities	—	(165)	(165)
Accretion	—	565	565
Cash payments	(2,340)	(4,172)	(6,512)
Foreign exchange impact on ending balance	(1)	(45)	(46)
Accrual balance at December 31, 2014	58	2,285	2,343
New restructuring charges – operating expenses	5,766	—	5,766
Revisions of estimated liabilities	—	539	539
Accretion	—	226	226
Cash payments	(315)	(1,301)	(1,616)
Foreign exchange impact on ending balance	—	(78)	(78)
Accrual balance at December 31, 2015	5,509	1,671	7,180
New restructuring charges – operating expenses	10,491	943	11,434
Revisions of estimated liabilities	(497)	763	266
Accretion	—	287	287
Cash payments	(8,225)	(1,701)	(9,926)
Non-cash write-offs	—	1,137	1,137
Foreign exchange impact on ending balance	(260)	(7)	(267)
Accrual balance at December 31, 2016	$7,018	$3,093	$10,111

The employee-related accruals at December 31, 2016 and 2015 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities-related and other accruals at December 31, 2016 and 2015 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related and other accruals balance, $0.7 million is included in the caption “accrued expenses and other current liabilities,” $1.3 million is included in the caption “other long-term liabilities,” and $1.1 million of fixed asset write-off relating to the partial closure of facilities in Burlington, Massachusetts is reflected in the caption “property and equipment, net” in the Company’s consolidated balance sheet at December 31, 2016. At December 31, 2015, $1.0 million was included in the caption “accrued expenses and other current liabilities” and $0.6 million was included in the caption “other long-term liabilities.”

P.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company provides digital media content-creation, management and distribution products and solutions for film, video, audio and broadcast professionals, as well as artists and musicians, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as services revenues. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2016, 2015 and 2014 the Company had only one operating segment. Specifically, the Company does not internally measure profitability based upon video, audio, or service revenue.

The Company’s video products and solutions are designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows. Professional video creative software and hardware products include the Media Composer product line used to edit film, television programmings, news broadcasts, commercials and other video content. Video products also include Avid shared storage systems and Avid Interplay asset management solutions that provide complete network, storage and database solutions to enable users to simultaneously share and manage media assets throughout a project or organization.

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

The following is a summary of the Company’s revenues by type for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Video products and solutions	$155,408	$201,559	$233,464
Audio products and solutions	127,702	134,812	145,163
Total products and solutions	283,110	336,371	378,627
Services	228,820	169,224	151,624
Total net revenues	$511,930	$505,595	$530,251

The following table sets forth the Company’s revenues from by geographic region for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
United States	$186,658	$185,109	$193,060
Other Americas	38,824	37,081	45,342
Europe, Middle East and Africa	206,605	206,192	217,767
Asia-Pacific	79,843	77,213	74,082
Total net revenues	$511,930	$505,595	$530,251

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

The following table presents the Company’s long-lived assets, excluding intangible assets, by geography at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Long-lived assets:
United States	$29,970	$30,684
Other countries	11,786	11,920
Total long-lived assets	$41,756	$42,604

Q.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Term Loan, net of unamortized debt issuance costs of $4,042 at December 31, 2016	$92,208	$—
Notes, net of unamortized original issue discount and debt issuance costs of $23,413 at December 31, 2016 and $29,050 at December 31, 2015, respectively	101,587	95,950
Credit Agreement	—	5,000
Total debt	193,795	100,950
Less: current portion	5,000	5,000
Total long-term debt	$188,795	$95,950

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

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was 7.66%. For the years ended December 31, 2016 and 2015, the Company recorded debt discount accretion of $5.6 million and $2.9 million, respectively, as interest expenses in the Company’s statement of operations. Total interest expense for the years ended December 31, 2016 and 2015 was $8.1 million and $4.3 million, respectively, reflecting the coupon and accretion of the discount.

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

Credit Facilities

On February 26, 2016, the Company entered into a Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there was no amount outstanding under the Credit Facility as of December 31, 2016.

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

Interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million commencing in June 2016. The Term Loan also requires the Company to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Company recorded $6.6 million of interest expense on the Term Loan for the year ended December 31, 2016, of which $2.0 million related to the quarter ended December 31, 2016.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated.  The Financing Agreement includes covenants requiring the Company to maintain a Leverage Ratio (defined as the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) of no greater than 4.35:1.00 for the four quarters ending June 30, 2016, 5.40:1.00 for the four quarters ending September 30, 2016, 4.20:1.00 for the four quarters ending December 31, 2016 and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts the Company from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2016 the Company was in compliance with these covenants.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends and engaging in transactions with affiliates.

As discussed further in the “Subsequent Events” section of Note A, the Financing Agreement was amended on March 14, 2017, which included, among other changes, increases to the required leverage ratio in future periods.

R. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2016				2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$115,295	$119,019	$134,069	$143,547	$138,806	$137,436	$109,767	$119,586
Cost of revenues	43,876	41,678	44,320	41,533	54,912	47,672	43,306	47,492
Amortization of intangible assets	1,950	1,950	1,950	1,950	1,950	1,950	163	—
Gross profit	69,469	75,391	87,799	100,064	81,944	87,814	66,298	72,094
Operating expenses:
Research and development	18,773	19,953	21,433	21,405	24,190	25,225	23,310	23,173
Marketing and selling	21,311	27,231	30,177	31,619	30,091	31,564	32,811	28,045
General and administrative	13,112	13,822	16,818	17,719	21,463	15,834	17,425	19,387
Amortization of intangible assets	363	567	782	786	786	786	408	374
Restructuring costs (recoveries), net	4,959	5,314	(213)	2,777	5,766	—	539	—
Total operating expenses	58,518	66,887	68,997	74,306	82,296	73,409	74,493	70,979
Operating income (loss)	10,951	8,504	18,802	25,758	(352)	14,405	(8,195)	1,115
Other expense, net	(4,622)	(4,707)	(5,159)	(4,183)	(1,727)	(2,519)	(1,439)	(723)
Income (loss) before income taxes	6,329	3,797	13,643	21,575	(2,079)	11,886	(9,634)	392
Provision for (benefit from) income taxes	1,108	(5,321)	703	635	2,306	768	(5,550)	561
Net income (loss)	$5,221	$9,118	$12,940	$20,940	$(4,385)	$11,118	$(4,084)	$(169)

Net income (loss) per share – basic and diluted	$0.13	$0.23	$0.33	$0.53	$(0.11)	$0.28	$(0.10)	$0.00

Weighted-average common shares outstanding – basic	40,637	40,194	39,678	39,566	39,439	39,231	39,635	39,387
Weighted-average common shares outstanding – diluted	40,746	40,476	39,734	39,640	39,439	39,750	39,635	39,387

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our management concluded that as of December 31, 2016 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting, which is described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was not effective at December 31, 2016 due to ineffective controls over licensing and provisioning of software described in the following section.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which report is included herein.

Material Weakness Discussion and Remediation

As of December 31, 2016, we identified that certain testing procedures were not operating effectively, partially due to ineffective design, relative to controls performed by our software development team over software licensing functionality that prevents unauthorized access to our software, which could have resulted in software elements being provided to customers without the knowledge of management and, if such event were to have occurred, it could have resulted in a material impact to our financial statements that would not have been detected by our internal controls. As a result, we have concluded that a material control weakness continues to exist and our internal controls over financial reporting were not effective at December 31, 2016. The material control weakness did not result in any errors or misstatements in the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We plan to remediate this process in 2017 through enhancing the design of our controls by having the development team formalize and sign-off testing procedures currently in place to ensure documentation is sufficient for compliance purposes.

In September 2014, we completed a complex restatement of our financial statements, where we corrected errors in revenue recognition impacting millions of customer transactions and the conditions that led to the restatement caused the company to conclude that material control weaknesses existed as of December 31, 2015 and prior. Since then, we have completed a redesign of our entire control environment and a broad range of remedial actions to address the material weaknesses in our internal control over financial reporting, including changes in staffing, as well as the design and implementation of new controls.  For the year ended December 31, 2015, we concluded that the circumstances that allowed the errors in the misapplication of GAAP in revenue recognition and other financial statement balances to go undetected for an extended period of time, which necessitated the restatement of historical financial statements, were indicative of several control deficiencies, including:

•
Risk Assessment - We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our consolidated financial statements as well as the system of internal control over financial reporting.

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

During the year ended December 31, 2016, through enhanced design and implementation of controls, we have remediated the deficiencies in our risk assessment, control environment, information and communication and monitoring activities as such deficiencies were described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. However, as a result of our control deficiency with respect to controls around our licensing and provisioning of software functionality described above we have not fully remediated deficiencies in our control activities and therefore have concluded that our internal control over financial reporting was not effective at December 31, 2016.

The management team was able to obtain a reasonable level of assurance that revenue recognition balances were accurate and complete through highly substantive validation procedures and review processes. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial actions to address the historical material weaknesses in our internal control over financial reporting, including changes in staffing, as well as design and implementation of new controls. These remedial procedures continued throughout the quarter ended December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Avid Technology, Inc.
Burlington, Massachusetts
We have audited Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over licensing and provisioning of software licenses has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 22, 2017 on those financial statements.
In our opinion, Avid Technology, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Avid Technology, Inc. as of December 31, 2016, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended and our report dated March 22, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts
March 22, 2017

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

The remainder of the response to this item will be contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item will be contained in our 2017 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2017 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2017 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2017 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Reports of Independent Registered Public Accounting Firms
-  Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
-  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
-  Consolidated Balance Sheets as of December 31, 2016 and 2015
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016, 2015 and 2014
-  Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
-  Notes to Consolidated Financial Statements

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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Louis Hernandez, Jr.	By:	/s/ Brian E. Agle	By:	/s/ Ryan H. Murray
	Louis Hernandez, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)		Brian E. Agle Senior Vice President and Chief Financial Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 22, 2017	Date:	March 22, 2017	Date:	March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Chairman of the Board of Directors	March 22, 2017

/s/ Nancy Hawthorne
Nancy Hawthorne	Lead Director	March 22, 2017

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 22, 2017

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 22, 2017

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 22, 2017

/s/ Youngme E. Moon
Youngme E. Moon	Director	March 22, 2017

/s/ John H. Park
John H. Park	Director	March 22, 2017

/s/ Peter Westley
Peter Westley	Director	March 22, 2017

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
4.3	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
10.1	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.2	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.3	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.4	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.5	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	September 12, 2014	001-36254
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.12	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.13	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.14	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254

#10.15	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.16	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.17	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.18	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.19	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.20	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.21	2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.22	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.23	Form of NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.24	Form of ISO/NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.25	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield	8-K/A	February 12, 2013	000-21174
#10.26	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton	10-Q	September 12, 2014	001-36254
#10.27	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	10-K	March 14, 2011	000-21174
#10.28	Form of Executive Officer Employment Letter as of January 1, 2012	10-K	February 29, 2012	000-21174
#10.29	Summary of 2013 Annual Executive Incentive Program	10-K	September 12, 2014	001-36254
#10.30	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.	8-K/A	February 12, 2013	000-21174
#10.31	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick	10-Q	September 12, 2014	001-36254
#10.32	2013 Remediation Bonus Plan	8-K	July 25, 2013	000-21174
#10.33	Summary of 2014 Annual Executive Incentive Program	10-Q	September 23, 2014	001-36254
10.34	Agreement and Plan of Merger, dated as of April 12, 2015, by and among Orad Hi-Tech Solutions	8-K	April 13, 2015	001-36254
10.35	Form of Voting and Support Agreement between Avid Technology, Inc. and certain shareholders of Orad Hi-Tech Solutions Ltd.	8-K	April 13, 2015	001-36254

10.36	Financing Commitment Letter, dated April 12, 2015, by and between Avid Technology, Inc. and the Lenders specified therein		8-K	April 13, 2015	001-36254
#10.37	Summary of Avid Technology, Inc.’s 2015 Executive Bonus Plan		10-Q	May 8, 2015	001-36254
10.38	Indenture, dated as of June 15, 2015, between Avid Technology, Inc. and Wells Fargo Bank, National Association (including the form of 2.00% Convertible Senior Notes due 2020)		8-K/A	June 16, 2015	001-36254
10.39
Base capped call transaction confirmation, dated as of June 9, 2015, by and between Jefferies International Limited and Avid Technology, Inc., in reference to the 2.00% Convertible Senior Notes due 2020
			8-K/A	June 16, 2015	001-36254
10.40	Credit Agreement among Avid Technology, Inc., the Lenders named therein and KeyBank National Association dated June 22, 2015		8-K	June 23, 2015	001-36254
#10.41	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended July 2015		10-Q	November 6, 2015	001-36254
10.42	Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		10-K	March 15, 2016	001-36254
10.43	Amendment No. 1 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		8-K	March 20, 2017	001-36254
21	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.