Form 10-Q
period 2017-03-31
AVID TECHNOLOGY, INC.
filed 2017-05-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of May 5, 2017 was 40,873,485.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our Avid Everywhere strategic plan and other strategic initiatives, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses, including Orad Hi-Tech Ltd (“Orad”), into our operations;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business (including Orad);

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation, including Brexit;

•	our ability to accelerate growth of our Cloud-enabled Avid Everywhere platform;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	our ability to effectively mitigate and remediate the material weakness in our internal control over financial reporting, and the expected timing thereof;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, in Part II and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenues:
Products	$51,006	$84,509
Services	53,101	59,038
Total net revenues	104,107	143,547

Cost of revenues:
Products	24,504	27,124
Services	14,094	14,409
Amortization of intangible assets	1,950	1,950
Total cost of revenues	40,548	43,483
Gross profit	63,559	100,064

Operating expenses:
Research and development	18,888	21,405
Marketing and selling	25,811	31,619
General and administrative	14,431	17,719
Amortization of intangible assets	363	786
Restructuring costs, net	983	2,777
Total operating expenses	60,476	74,306

Operating income	3,083	25,758

Interest and other expense, net	(4,846)	(4,183)
(Loss) income before income taxes	(1,763)	21,575
Provision for income taxes	152	635
Net (loss) income	$(1,915)	$20,940

Net (loss) income per common share – basic and diluted	$(0.05)	$0.53

Weighted-average common shares outstanding – basic	40,772	39,566
Weighted-average common shares outstanding – diluted	40,772	39,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income	$(1,915)	$20,940

Other comprehensive income:
Foreign currency translation adjustments	1,850	3,245

Comprehensive (loss) income	$(65)	$24,185

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,014	$44,948
Accounts receivable, net of allowances of $8,886 and $8,618 at March 31, 2017 and December 31, 2016, respectively	43,626	43,520
Inventories	49,128	50,701
Prepaid expenses	12,008	6,031
Other current assets	5,733	5,805
Total current assets	157,509	151,005
Property and equipment, net	28,414	30,146
Intangible assets, net	20,620	22,932
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,265	1,245
Other long-term assets	9,913	11,610
Total assets	$250,364	$249,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,844	$26,435
Accrued compensation and benefits	27,843	25,387
Accrued expenses and other current liabilities	31,929	34,088
Income taxes payable	1,162	1,012
Short-term debt	5,000	5,000
Deferred revenues	144,425	146,014
Total current liabilities	239,203	237,936
Long-term debt	189,302	188,795
Long-term deferred tax liabilities, net	543	913
Long-term deferred revenues	78,608	79,670
Other long-term liabilities	11,644	12,178
Total liabilities	519,300	519,492

Contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,041,005	1,043,063
Accumulated deficit	(1,273,063)	(1,271,148)
Treasury stock at cost	(29,255)	(32,353)
Accumulated other comprehensive loss	(8,046)	(9,896)
Total stockholders’ deficit	(268,936)	(269,911)
Total liabilities and stockholders’ deficit	$250,364	$249,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,915)	$20,940
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,815	6,347
(Recovery) provision for doubtful accounts	(110)	319
Stock-based compensation expense	1,411	2,087
Non-cash interest expense	3,131	3,878
Unrealized foreign currency transaction losses	1,722	2,936
Benefit from deferred taxes	(374)	(784)
Changes in operating assets and liabilities:
Accounts receivable	14	14,800
Inventories	1,573	(3,579)
Prepaid expenses and other current assets	(5,850)	(4,061)
Accounts payable	2,388	(14,216)
Accrued expenses, compensation and benefits and other liabilities	(1,773)	(960)
Income taxes payable	164	1,093
Deferred revenues	(2,662)	(40,009)
Net cash provided by (used in) operating activities	3,534	(11,209)

Cash flows from investing activities:
Purchases of property and equipment	(1,729)	(4,518)
Increase in other long-term assets	(7)	(8)
Decrease (increase) in restricted cash	1,700	(4,544)
Net cash used in investing activities	(36)	(9,070)

Cash flows from financing activities:
Proceeds from long-term debt	—	100,000
Repayment of debt	(1,250)	—
Proceeds from the issuance of common stock under employee stock plans	2	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(372)	(307)
Proceeds from revolving credit facilities	—	25,000
Payments on revolving credit facilities	—	(30,000)
Payments for credit facility issuance costs	—	(4,919)
Net cash (used in) provided by financing activities	(1,620)	89,774

Effect of exchange rate changes on cash and cash equivalents	188	433
Net increase in cash and cash equivalents	2,066	69,928
Cash and cash equivalents at beginning of period	44,948	17,902
Cash and cash equivalents at end of period	$47,014	$87,830
Supplemental information:
Cash paid for income taxes, net of refunds	$19	$600
Cash paid for interest	1,665	353
Non-cash financing activities:
Issuance costs for long-term debt	$—	$363

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive (loss) income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2016 in its Annual Report on Form 10-K for the year ended December 31, 2016, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $47.0 million as of March 31, 2017.

In February 2016, the Company committed to a cost efficiency program that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party service costs. The Company anticipates that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Effective Date”), the Company entered into an amendment (the “Amendment”) to the Financing Agreement, with the lenders party thereto. The Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, the Company is required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the

Financing Agreement) plus 6.25%, at the option of the Company. As of March 31, 2017 the Company was in compliance with the Financing Agreement covenants.

The Company’s ability to satisfy the Leverage Ratio covenant in the future is dependent on its ability to increase bookings and billings above levels experienced over the last 12 months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS (as defined below) will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on the Company’s Leverage Ratio.

In the event bookings and billings in future quarters are lower than the Company currently anticipates, the Company may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on the Company’s business. If the Company is not in compliance with the Leverage Ratio and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require the Company to repay such indebtedness before the scheduled due date. If an event of default were to occur, the Company might not have sufficient funds available to make the payments required. If the Company is unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of the Company’s assets, which secure its borrowings under the Financing Agreement.

On January 26, 2017, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with Beijing Jetsen Technology Co., Ltd. (“Jetsen”), pursuant to which it agreed to sell to Jetsen shares of Avid common stock in an amount equal to between 5.0% and 9.9% of Avid outstanding common stock on a fully diluted basis. The purchase price for the shares is $18.2 million and will be payable in cash. The closing of the sale is subject to closing conditions, including China regulatory approvals. The Company expects the closing in the second quarter of 2017. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing. At the same time, the Company also entered into an Exclusive Distributor Agreement with Jetsen, pursuant to which Jetsen will become the exclusive distributor for Avid products and services in the Greater China region. The Distributor Agreement has a five-year term and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years.

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

Recently Adopted Accounting Pronouncement

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted the revised guidance during the first quarter of 2017. The adoption of ASU 2017-04 had no immediate impact on the Company’s condensed consolidated financial statements upon adoption, however, it could impact the calculation of goodwill impairments in future periods.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2017 and for the three months ended March 31, 2016.

	March 31, 2017	March 31, 2016
Options	2,654	4,313
Non-vested restricted stock units	2,613	786
Anti-dilutive potential common shares	5,267	5,099

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment (see Note 10). In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note 10, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of March 31, 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS
Assets Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. As of March 31, 2017 and December 31, 2016, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,948	$438	$1,510	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,035	$493	$1,542	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of March 31, 2017, the net carrying amount of the Notes was $103.0 million, and the fair value of the Notes was approximately $88.7 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$11,281	$10,481
Work in process	368	291
Finished goods	37,479	39,929
Total	$49,128	$50,701

As of March 31, 2017 and December 31, 2016, finished goods inventory included $9.7 million and $8.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,059	$(40,671)	$17,388	$57,994	$(38,657)	$19,337
Customer relationships	54,631	(51,399)	3,232	54,597	(51,002)	3,595
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$118,947	$(98,327)	$20,620	$118,848	$(95,916)	$22,932

Amortization expense related to all intangible assets in the aggregate was $2.3 million and $2.7 million, respectively, for the three months ended March 31, 2017 and 2016. The Company expects amortization of acquired intangible assets to be $6.9 million for the remainder of 2017, $9.3 million in 2018, and $4.4 million in 2019.

The acquisition of Orad resulted in goodwill of $32.6 million in 2015.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred rent	$5,140	$5,458
Accrued restructuring	1,026	1,256
Deferred compensation	5,478	5,464
Total	$11,644	$12,178

7.	CONTINGENCIES

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

At March 31, 2017 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2017, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has letters of credit in connection with security deposits for other facility leases totaling $1.0 million in the aggregate, as well as letters of credit totaling $1.5 million that otherwise support its ongoing operations. These letters of credit have various terms and expire during 2017 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrual balance at beginning of year	$2,518	$2,234
Accruals for product warranties	806	455
Costs of warranty claims	(634)	(455)
Accrual balance at end of period	$2,690	$2,234

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

2016 Restructuring Plan

In February 2016, the Company committed to a restructuring plan that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, and more directed cost structure. These include reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. The Company anticipates that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

During the quarter ended March 31, 2016, the Company recorded restructuring costs of $2.8 million, representing the elimination of an additional 63 positions worldwide. During the quarter ended March 31, 2017, the Company recorded restructuring charges of $1.3 million, related to severance costs for the elimination of an additional 44 positions worldwide, and recoveries of $0.5 million related to severance estimate adjustments, and $0.2 million for the partial closure of Pinewood Studios facilities in Iver Heath, United Kingdom.

Prior Years’ Restructuring Plans

There was an accrual balance of $1.2 million as of March 31, 2017, which was related to the closure of part of the Company’s Mountain View, California, and Dublin, Ireland facilities under restructuring plans that were made in 2012 and 2008, respectively. No further actions are anticipated under those plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2017 (in thousands):

	Employee- Related	Facilities/Other-Related	Total
Accrual balance as of December 31, 2016	$7,018	$3,093	$10,111
New restructuring charges – operating expenses	1,265	216	1,481
Revisions of estimated liabilities	(541)	43	(498)
Accretion	—	88	88
Cash payments	(1,902)	(740)	(2,642)
Foreign exchange impact on ending balance	(19)	2	(17)
Accrual balance as of March 31, 2017	$5,821	$2,702	$8,523

The employee-related accruals at March 31, 2017 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals at March 31, 2017 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through December 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related balance, $1.7 million is included in the caption “accrued expenses and other current liabilities” and $1.0 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet as of March 31, 2017.

9.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Video products and solutions net revenues	$28,821	$34,569
Audio products and solutions net revenues	22,185	49,940
Products and solutions net revenues	51,006	84,509
Services net revenues	53,101	59,038
Total net revenues	$104,107	$143,547

The following table sets forth the Company’s revenues by geographic region for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$36,780	$55,042
Other Americas	6,791	10,738
Europe, Middle East and Africa	42,135	55,739
Asia-Pacific	18,401	22,028
Total net revenues	$104,107	$143,547

10.	LONG TERM DEBT AND CREDIT AGREEMENT

Long term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loan, net of unamortized debt issuance costs of $3,743 at March 31, 2017 and $4,042 at December 31, 2016	$91,257	$92,208
Notes, net of unamortized original issue discount and debt issuance costs of $21,955 at March 31, 2017 and $23,413 at December 31, 2016, respectively	103,045	101,587
Total debt	194,302	193,795
Less: current portion	5,000	5,000
Total long-term debt	$189,302	$188,795

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the three months ended March 31, 2017 and 2016 was $2.1 million and $2.0 million, respectively, reflecting the coupon and accretion of the discount.

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of March 31, 2017.

The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million, which commenced in June 2016. The Term Loan also requires the Company to use 50% of excess cash flow, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Effective Date”), the Company entered into an amendment (the “Amendment”) to the Financing Agreement, with the lenders party thereto. The Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, the Company is required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. The Company recorded $1.9 million and $0.7 million of interest expense on the Term Loan for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 the Company was in compliance with the Financing Agreement covenants.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the three months ended March 31, 2017 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2017	2,847,502	—	2,847,502	$10.43
Exercised	—	—	—	$—
Forfeited or canceled	(193,472)	—	(193,472)	$11.92
Options outstanding at March 31, 2017	2,654,030	—	2,654,030	$10.32	2.88	$—
Options vested at March 31, 2017 or expected to vest			2,654,030	$10.32	2.71	$—
Options exercisable at March 31, 2017			2,588,219	$10.39	2.84	$—

Information with respect to the Company’s non-vested restricted stock units for the three months ended March 31, 2017 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2017	1,513,098	642,683	2,155,781	$6.85
Granted	688,453	—	688,453	$5.10
Vested	(211,185)	—	(211,185)	$8.47
Forfeited	(20,164)	—	(20,164)	$6.42
Non-vested at March 31, 2017	1,970,202	642,683	2,612,885	$5.84	1.27	$12,150
Expected to vest			1,970,202	$5.95	1.27	$9,161

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of products revenues	$15	$30
Cost of services revenues	49	149
Research and development expenses	88	85
Marketing and selling expenses	356	441
General and administrative expenses	903	1,382
	$1,411	$2,087

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had more than 70,000 paying cloud-enabled subscribers in the first quarter of 2017, a 103% increase from the first quarter of 2016. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in February 2016. The cost efficiency program encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2016 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical, nor have there been any significant changes to the policies applied or methodologies used by management to measure the critical accounting estimates.

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

As a result of the conclusion that Implied Maintenance Release PCS no longer exists for Pro Tools 12, prospective revenue recognition on new product orders will be recognized upfront, assuming all other revenue recognition criteria are met and VSOE of fair value exists for all undelivered elements. The cessation of Implied Maintenance Release PCS for Pro Tools and other products subject to software revenue recognition guidance, in addition to the initial impact of immediately recognizing revenue related to orders that would have qualified for earlier recognition using the residual method of accounting, resulted in increased revenue throughout 2016 as the elimination of Implied Maintenance Release PCS also results in the accelerated recognition of preexisting maintenance and product revenues that still do not qualify for the residual method of accounting but are now being recognized on an accelerated basis over a shorter remaining contractual maintenance period as compared to (i) the previous model of being recognized over a longer expected period of Implied Maintenance Release PCS and (ii) the prospective model of recognizing revenue ratably over a longer original contractual maintenance support period. As a result of the compressed recognition period for these prior transactions and longer recognition of the respective renewals, we expect significant decreases in revenues related to impacted product lines in 2017 as recognition from old contracts is completed and new contracts are recognized over a traditional maintenance period.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net revenues:
Product	49.0%	58.9%
Services	51.0%	41.1%
Total net revenues	100.0%	100.0%
Cost of revenues	38.9%	30.3%
Gross margin	61.1%	69.7%
Operating expenses:
Research and development	18.1%	14.9%
Marketing and selling	24.8%	22.0%
General and administrative	13.9%	12.3%
Amortization of intangible assets	0.3%	0.6%
Restructuring costs, net	0.9%	1.9%
Total operating expenses	58.0%	51.7%
Operating income	3.1%	18.0%
Interest and other expense, net	(4.7)%	(2.9)%
Income before income taxes	(1.6)%	15.1%
(Benefit from) provision for income taxes	0.1%	0.4%
Net income	(1.7)%	14.7%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict.  In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Revenues for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$28,821	$(5,748)	(16.6)%	$34,569
Audio products and solutions	22,185	(27,755)	(55.6)%	49,940
Products and solutions	51,006	(33,503)	(39.6)%	84,509
Services	53,101	(5,937)	(10.1)%	59,038
Total net revenues	$104,107	$(39,440)	(27.5)%	$143,547

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
United States	35%	38%
Other Americas	7%	8%
Europe, Middle East and Africa	40%	39%
Asia-Pacific	18%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $5.7 million, or 16.6%, for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in video revenues was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 was largely amortized in 2016. Our storage product sales bounced back from 2016, which we expect will improve video revenues in subsequent periods.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $27.8 million, or 55.6%, for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during the three months ended March 31, 2016 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools. The decrease was also due to weaker sales of our Pro Tools HD systems and the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $5.9 million, or 10.1%, for the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily the result of the determination, during the three months ended March 31, 2016, that Implied Maintenance Release PCS on Pro Tools 12 no longer existed, which resulted in accelerated revenue recognition of existing maintenance contracts that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 also contributed to the decrease.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$24,504	$(2,620)	(9.7)%	$27,124
Services	14,094	(315)	(2.2)%	14,409
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$40,548	$(2,935)	(6.7)%	$43,483

Gross profit	$63,559	$(36,505)	(36.5)%	$100,064

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our total gross margin percentage for the three months ended March 31, 2017 decreased to 61.1% from 69.7% for the same period in 2016. The decrease was primarily due to the decreased revenue from our products and services as discussed above, partially offset by our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended March 31, 2017 and 2016
	2017 Gross Margin %	Change in Gross Margin %	2016 Gross Margin %
Products	52.0%	(15.9)%	67.9%
Services	73.5%	(2.1)%	75.6%
Total	61.1%	(8.6)%	69.7%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development	$18,888	$(2,517)	(11.8)%	$21,405
Marketing and selling	25,811	(5,808)	(18.4)%	31,619
General and administrative	14,431	(3,288)	(18.6)%	17,719
Amortization of intangible assets	363	(423)	(53.8)%	786
Restructuring costs, net	983	(1,794)	(64.6)%	2,777
Total operating expenses	$60,476	$(13,830)	(18.6)%	$74,306

Operating income	$3,083	$(22,675)	(88.0)%	$25,758

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $2.5 million, or 11.8%, for the three months ended March 31, 2017, compared to the same period in 2016. The table below provides further details regarding the changes in components of R&D expense.

Change in R&D Expenses for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(1,448)	(12.0)%
Consulting and outside services	(719)	(17.8)%
Facilities and information technology	(223)	(5.5)%
Other	(127)	(9.9)%
Total research and development expenses decrease	$(2,517)	(11.8)%

The decreases in all R&D expense categories for the three months ended March 31, 2017, compared to the same period in 2016, were primarily the result of our cost efficiency program.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $5.8 million, or 18.4%, for the three months ended March 31, 2017, compared to the same period in 2016. The table below provides further details regarding the changes in components of marketing and selling expense.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(3,587)	(17.2)%
Consulting and outside services	(1,340)	(55.6)%
Bad debt	(429)	(134.3)%
Foreign exchange losses	(344)	(19.6)%
Other	(108)	(1.7)%
Total marketing and selling expenses decrease	$(5,808)	(18.4)%

The decreases in personnel-related and consulting and outside services expenses for the three months ended March 31, 2017, compared to the same period in 2016, were primarily the result of our cost efficiency program. During the three months ended March 31, 2017, bad debt recoveries totaled $0.1 million, compared to bad debt expense of $0.3 million during the comparable period in 2016. During the three months ended March 31, 2017, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.4 million, compared to losses of $1.8 million during the comparable period in 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $3.3 million, or 18.6%, for the three months ended March 31, 2017, compared to the same period in 2016. The table below provides further details regarding the changes in components of general and administrative expense.

Change in General and Administrative Expenses for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Consulting and outside services	$(1,810)	(28.5)%
Personnel-related	(1,009)	(14.5)%
Acquisition and related integration	(262)	(40.7)%
Other	(207)	(5.5)%
Total general and administrative expenses decrease	$(3,288)	(18.6)%

The decrease in consulting and outside services expenses for the three months ended March 31, 2017, compared to the same period in 2016, was primarily the result of decreases in audit and legal fees in the 2017 period. The decrease in personnel-related expenses was primarily the result of our cost efficiency program, as well as lower stock-based compensation expenses.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Provision	$	%	Provision
Provision for income taxes	$152	$(483)	(76.1)%	$635

We had a tax provision of (8.6)% and 2.9%, respectively, as a percentage of loss or income before tax for the three months ended March 31, 2017 and 2016. The $(0.5) million decrease in the tax provision for the three month period ended March 31, 2017 is primarily related to the 2016 accrual of $0.8 million for an uncertain tax position related to the foreign implications arising from changes in revenue recognition which was not present in the 2017 period. The decrease was partially offset by changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States because the earnings could not be reliably estimated due to anticipated marginal profitability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $47.0 million as of March 31, 2017.

In February 2016, we committed to a cost efficiency program that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. We anticipate that the cost efficiency program will be substantially complete by the end of the second quarter of 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated. On March 14, 2017, we entered into an Amendment to our Financing Agreement, with the lenders party thereto. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid. As of March 31, 2017 we were in compliance with the Financing Agreement covenants.

Our ability to satisfy the Leverage Ratio covenant in the future is dependent on our ability to increase bookings and billings above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the strengthening of the US dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on our customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on our Leverage Ratio.

In the event bookings and billings in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the Leverage Ratio and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

On January 26, 2017, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which we agreed to sell to Jetsen shares of Avid common stock in an amount equal to between 5.0% and 9.9% of Avid outstanding common stock on a fully diluted basis. The purchase price for the shares is $18.2 million and will be payable in cash. The closing of the sale is subject to closing conditions, including China regulatory approvals. We expect the closing in the second quarter of 2017. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing. At the same time, we also entered into an Exclusive Distributor Agreement with Jetsen, pursuant to which Jetsen will become the exclusive distributor for Avid products and services in the Greater China region. The Distributor Agreement has a five-year term and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$3,534	$(11,209)
Net cash used in investing activities	(36)	(9,070)
Net cash (used in) provided by financing activities	(1,620)	89,774
Effect of foreign currency exchange rates on cash and cash equivalents	188	433
Net increase in cash and cash equivalents	$2,066	$69,928

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $3.5 million for the three months ended March 31, 2017, which was primarily attributable to significantly lower operating expenses as the result of our cost efficiency program.

Cash Flows from Investing Activities

For the three months ended March 31, 2017, the net cash flow used in investing activities reflected $1.7 million used for the purchase of property and equipment, and $1.7 million of cash released from the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2017, the net cash flow used in financing activities was primarily the principal payment of the Term Loan.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement and Recent Accounting Pronouncements To Be Adopted

Our recently adopted and to be adopted accounting pronouncements are set forth under Part 1, Item 1 of this Form 10-Q.

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

During the three months ended March 31, 2017 and 2016, we recorded net losses of $1.4 million and $1.8 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2017, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

On February 26, 2016, we borrowed $100.0 million under the Term Loan. On March 14, 2017 (the “Effective Date”), we entered into an amendment (the “Amendment”) to the Financing Agreement, with the lenders party thereto. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. We also maintain a revolving Credit Facility that allows us to borrow up to $5.0 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our management concluded that as of March 31, 2017 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal controls over financial reporting, due to the ineffective controls over licensing and provisioning of software described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the licensing and provisioning of software by enhancing the design of our controls to now require our development team to formalize and sign-off testing procedures currently in place to ensure documentation is sufficient for compliance purposes. We believe necessary remedial actions to our control environment are now in place, however, the enhancements to our control environment have not been in place for a sufficient period of time to allow us to conclude that the control environment is effective as of March 31, 2017.

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

See Note 8 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. There have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 10, 2017	By:	/s/ Brian E. Agle
		Name:	Brian E. Agle
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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