Form 10-Q
period 2017-06-30
AVID TECHNOLOGY, INC.
filed 2017-08-04
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of August 1, 2017 was 41,129,814.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our Avid Everywhere strategic plan and other strategic initiatives, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses, including Orad Hi-Tech Ltd (“Orad”), into our operations;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business (including Orad);

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our ability to accelerate growth of our Cloud-enabled Avid Everywhere platform;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	the effects of seasonality on our revenues and results of operations;

•	fluctuations in foreign exchange and interest rates;

•	our ability to effectively mitigate and remediate the material weakness in our internal control over financial reporting, and the expected timing thereof;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues:
Products	$47,655	$75,592	$98,661	$160,101
Services	54,718	58,477	107,819	117,515
Total net revenues	102,373	134,069	206,480	277,616

Cost of revenues:
Products	26,489	28,488	50,993	55,612
Services	14,181	15,832	28,275	30,241
Amortization of intangible assets	1,950	1,950	3,900	3,900
Total cost of revenues	42,620	46,270	83,168	89,753
Gross profit	59,753	87,799	123,312	187,863

Operating expenses:
Research and development	16,991	21,433	35,879	42,838
Marketing and selling	29,018	30,177	54,829	61,796
General and administrative	13,644	16,818	28,075	34,537
Amortization of intangible assets	363	782	726	1,568
Restructuring costs, net	6,063	(213)	7,046	2,564
Total operating expenses	66,079	68,997	126,555	143,303

Operating (loss) income	(6,326)	18,802	(3,243)	44,560

Interest and other expense, net	(3,918)	(5,159)	(8,764)	(9,342)
(Loss) income before income taxes	(10,244)	13,643	(12,007)	35,218
Provision for income taxes	587	703	739	1,338
Net (loss) income	$(10,831)	$12,940	$(12,746)	$33,880

Net (loss) income per common share – basic	$(0.26)	$0.33	$(0.31)	$0.86
Net (loss) income per common share – diluted	$(0.26)	$0.33	$(0.31)	$0.85

Weighted-average common shares outstanding – basic	40,953	39,678	40,863	39,622
Weighted-average common shares outstanding – diluted	40,953	39,734	40,863	39,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(10,831)	$12,940	$(12,746)	$33,880

Other comprehensive income (loss):
Foreign currency translation adjustments	2,939	(787)	4,789	2,458

Comprehensive (loss) income	$(7,892)	$12,153	$(7,957)	$36,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,434	$44,948
Accounts receivable, net of allowances of $8,445 and $8,618 at June 30, 2017 and December 31, 2016, respectively	34,433	43,520
Inventories	41,219	50,701
Prepaid expenses	10,058	6,031
Other current assets	4,920	5,805
Total current assets	138,064	151,005
Property and equipment, net	23,977	30,146
Intangible assets, net	18,307	22,932
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,319	1,245
Other long-term assets	10,427	11,610
Total assets	$224,737	$249,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,495	$26,435
Accrued compensation and benefits	29,141	25,387
Accrued expenses and other current liabilities	30,130	34,088
Income taxes payable	1,958	1,012
Short-term debt	5,000	5,000
Deferred revenues	129,858	146,014
Total current liabilities	223,582	237,936
Long-term debt	189,857	188,795
Long-term deferred tax liabilities, net	173	913
Long-term deferred revenues	74,181	79,670
Other long-term liabilities	11,699	12,178
Total liabilities	499,492	519,492

Contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,038,093	1,043,063
Accumulated deficit	(1,283,894)	(1,271,148)
Treasury stock at cost	(24,270)	(32,353)
Accumulated other comprehensive loss	(5,107)	(9,896)
Total stockholders’ deficit	(274,755)	(269,911)
Total liabilities and stockholders’ deficit	$224,737	$249,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(12,746)	$33,880
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,531	12,890
(Recovery) provision for doubtful accounts	(214)	367
Stock-based compensation expense	3,393	4,388
Non-cash provision for restructuring	2,477	—
Non-cash interest expense	5,214	5,394
Unrealized foreign currency transaction losses	4,763	1,578
Benefit from deferred taxes	(746)	(1,365)
Changes in operating assets and liabilities:
Accounts receivable	9,343	13,683
Inventories	9,482	(5,829)
Prepaid expenses and other assets	(3,287)	(3,994)
Accounts payable	980	(10,373)
Accrued expenses, compensation and benefits and other liabilities	(3,419)	(13,910)
Income taxes payable	991	(510)
Deferred revenues	(21,690)	(81,215)
Net cash provided by (used in) operating activities	6,072	(45,016)

Cash flows from investing activities:
Purchases of property and equipment	(3,108)	(7,321)
Increase in other long-term assets	(23)	(12)
Decrease (increase) in restricted cash	1,700	(4,544)
Net cash used in investing activities	(1,431)	(11,877)

Cash flows from financing activities:
Proceeds from long-term debt	—	100,000
Repayment of debt	(2,500)	(1,250)
Proceeds from the issuance of common stock under employee stock plans	217	285
Common stock repurchases for tax withholdings for net settlement of equity awards	(497)	(441)
Proceeds from revolving credit facilities	—	25,000
Payments on revolving credit facilities	—	(30,000)
Payments for credit facility issuance costs	—	(4,971)
Net cash (used in) provided by financing activities	(2,780)	88,623

Effect of exchange rate changes on cash and cash equivalents	625	733
Net increase in cash and cash equivalents	2,486	32,463
Cash and cash equivalents at beginning of period	44,948	17,902
Cash and cash equivalents at end of period	$47,434	$50,365
Supplemental information:
Cash paid for income taxes, net of refunds	$261	$1,003
Cash paid for interest	4,450	3,690
Non-cash financing activities:
Issuance costs for long-term debt	$—	$49

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive (loss) income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2016 in its Annual Report on Form 10-K for the year ended December 31, 2016, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $47.4 million as of June 30, 2017.

In February 2016, the Company committed to a cost efficiency program that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, more directed cost structure. These measures include reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party service costs. The cost efficiency program was substantially complete as of June 30, 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Effective Date”), the Company entered into an amendment (the “Amendment”) to the Financing Agreement. The Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, the Company is required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. As of June 30, 2017, the Company was in compliance with the Financing Agreement covenants.

The Company’s ability to satisfy the Leverage Ratio covenant in the future is dependent on its ability to maintain bookings and billings at or above levels experienced over the last 12 months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the U.S. dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS (as defined below) will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on the Company’s Leverage Ratio.

In the event bookings and billings in future quarters are lower than the Company currently anticipates, the Company may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on the Company’s business. If the Company is not in compliance with the Leverage Ratio and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require the Company to repay such indebtedness before the scheduled due date. If an event of default were to occur, the Company might not have sufficient funds available to make the payments required. If the Company is unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of the Company’s assets, which secure its borrowings under the Financing Agreement.

On January 26, 2017, the Company entered into an exclusive distributor agreement (the “Distributor Agreement”) with Beijing Jetsen Technology Co., Ltd. (“Jetsen”), pursuant to which Jetsen became the exclusive distributor for Avid products and services in the greater China region. The Distributor Agreement has a five-year term, and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years. At the same time, the Company also entered into a securities purchase agreement (the “Securities Purchase Agreement”), with Jetsen, pursuant to which it agreed to sell to Jetsen shares of Avid common stock. In June 2017, Avid and Jetsen amended the Securities Purchase Agreement. Under the amended terms, Jetsen will invest $18.2 million in Avid, in return for a minority stake in the Company of between 4.5% and 8.9% of Avid outstanding common stock on a fully diluted basis. The closing of the investment is subject to closing conditions, including China regulatory approvals. In the event regulatory approval is not obtained in the fourth quarter of 2017, either party may elect to terminate the Securities Purchase Agreement for any reason. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing.

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

For many of its products, the Company has had an ongoing practice of making available, at no charge to customers, minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”), for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $15.2 million and $21.7 million of revenue during the three and six months ended June 30, 2016, respectively.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. The Company expects to elect the modified transition method and, while the Company is still in the early stages of evaluating the impact of this new accounting standard, it expects the impact will be significant. The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018 because the Company will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of the Company’s current product sales are initially recorded in deferred revenue and recognized over a long period of time (as described in detail in the “Significant Accounting Policies - Revenue Recognition” section above). Accordingly, the Company’s operating results may become more volatile as a result of the adoption.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2017 and for the six months ended 2016.

	June 30, 2017	June 30, 2016
Options	2,382	4,218
Non-vested restricted stock units	3,163	1,177
Anti-dilutive potential common shares	5,545	5,395

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party. The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of June 30, 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. As of June 30, 2017 and December 31, 2016, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,056	$424	$1,632	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,035	$493	$1,542	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of June 30, 2017, the net carrying amount of the Notes was $104.6 million, and the fair value of the Notes was approximately $92.8 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$9,559	$10,481
Work in process	344	291
Finished goods	31,316	39,929
Total	$41,219	$50,701

As of June 30, 2017 and December 31, 2016, finished goods inventory included $8.0 million and $8.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,353	$(42,916)	$15,437	$57,994	$(38,657)	$19,337
Customer relationships	54,805	(51,935)	2,870	54,597	(51,002)	3,595
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,415	$(101,108)	$18,307	$118,848	$(95,916)	$22,932

Amortization expense related to all intangible assets in the aggregate was $2.3 million and $2.7 million, respectively, for the three months ended June 30, 2017 and 2016, and $4.6 million and $5.5 million, respectively, for the six months ended June 30, 2017 and 2016. The Company expects amortization of acquired intangible assets to be $4.6 million for the remainder of 2017, $9.3 million in 2018, and $4.4 million in 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of June 30, 2017 and December 31, 2016.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred rent	$4,306	$5,458
Accrued restructuring	1,459	1,256
Deferred compensation	5,934	5,464
Total	$11,699	$12,178

7.	CONTINGENCIES

The Company’s industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described below, the Company is involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. The Company does not believe these matters will have a material adverse effect on the Company’s financial position or results of operations. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, the Company’s financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. The Company’s results could be materially adversely affected if the Company is accused of, or found to be, infringing third parties’ intellectual property rights.

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against the Company and certain of its executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of the Company’s common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to the Company’s disclosure surrounding the level of implementation of the Company’s Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, the Company moved to dismiss the action. The matter is not yet scheduled for trial.

On March 15, 2017, Danae Georges, a stockholder of the Company, filed a class action in the Delaware Court of Chancery (the “Action”) against the Company and our board members alleging that Article III, Section 6 of the Company’s Amended and Restated Bylaws (the “Bylaws”) violated Section 141(k) of the Delaware General Corporation Law (“DGCL”). This section of the Bylaws required that (unless otherwise required by Delaware law) the Company’s directors could be removed by the affirmative vote of the holders of at least 66 2/3% of the voting power of the outstanding common stock of the Company entitled to vote in the election of directors. The Action sought to lower that threshold to a simple majority of the voting power of the Company's outstanding common stock.

The Company’s position was that the bylaw was consistent with Delaware law but to avoid the expense of continued litigation, on March 30, 2017, our Board of Directors approved an amendment to Article III, Section 6 of the Company’s Bylaws, lowering the threshold voting requirement for the removal of directors from 66 2/3% to a majority of the voting power of the outstanding common stock of the Company entitled to vote in the election of directors. This amendment effectively mooted the Action.

On May 1, 2017, the Court of Chancery entered an order dismissing the Action and retaining jurisdiction solely for the purpose of ruling on the plaintiff's application for an award of attorneys’ fees and reimbursement of expenses. The parties subsequently agreed to a payment by Avid to plaintiffs’ counsel of $40 thousand in full satisfaction of their claim for attorneys’ fees and expenses. The Court of Chancery has not been asked to review, and will pass no judgment on, this payment.

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

At June 30, 2017 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

In the second quarter of 2017, the Company entered into a long-term agreement to purchase a variety of information technology solutions from a third party, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement.

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2017, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has letters of credit in connection with security deposits for other facility leases totaling $1.0 million in the aggregate, as well as letters of credit totaling $1.4 million that otherwise support its ongoing operations. These letters of credit have various terms and expire during 2017 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Accrual balance at beginning of year	$2,518	$2,234
Accruals for product warranties	1,304	1,362
Costs of warranty claims	(1,261)	(1,205)
Accrual balance at end of period	$2,561	$2,391

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, the Company committed to a restructuring plan that encompasses a series of measures intended to allow the Company to more efficiently operate in a leaner, more directed cost structure. These include reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

During the three and six months ended June 30, 2017, the Company recorded restructuring charges of $6.1 million and $7.0 million, respectively. The restructuring charges for the six months ended June 30, 2017 included $2.5 million for the severance costs related to approximately 58 terminated employees and $4.5 million for the closure of certain excess facility space, including leasehold improvement write-offs and adjustments to sublease assumptions associated with prior abandoned facilities.

During the three months ended June 30, 2016, the Company recorded restructuring recoveries of $0.2 million as a result of severance cost estimate changes for terminated employees in Europe. During the six months ended June 30, 2016, the Company recorded restructuring charges of $2.6 million for the severance costs related to approximately 63 terminated employees.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2017 (in thousands):

	Employee- Related	Facilities/Other-Related	Total
Accrual balance as of December 31, 2016	$7,018	$3,093	$10,111
New restructuring charges – operating expenses	2,680	1,304	3,984
Revisions of estimated liabilities	(149)	734	585
Non-cash write-offs	—	2,477	2,477
Accretion	—	178	178
Cash payments	(4,323)	(1,691)	(6,014)
Foreign exchange impact on ending balance	(12)	9	(3)
Accrual balance as of June 30, 2017	$5,214	$6,104	$11,318

The employee-related accruals at June 30, 2017 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals at June 30, 2017 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through December 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related balance, $2.1 million is included in the caption “accrued expenses and other current liabilities”, $1.5 million is included in the caption “other long-term liabilities”, and $2.5 million of leasehold improvements write-off is reflected in the caption “property and equipment, net” in the Company’s condensed consolidated balance sheet as of June 30, 2017.

9.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Video products and solutions net revenues	$26,706	$44,501	$55,527	$79,070
Audio products and solutions net revenues	20,949	31,091	43,134	81,031
Products and solutions net revenues	47,655	75,592	98,661	160,101
Services net revenues	54,718	58,477	107,819	117,515
Total net revenues	$102,373	$134,069	$206,480	$277,616

The following table sets forth the Company’s revenues by geographic region for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$45,905	$44,360	$82,685	$99,402
Other Americas	6,413	10,234	13,204	20,972
Europe, Middle East and Africa	37,986	58,980	80,121	114,719
Asia-Pacific	12,069	20,495	30,470	42,523
Total net revenues	$102,373	$134,069	$206,480	$277,616

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loan, net of unamortized debt issuance costs of $3,444 at June 30, 2017 and $4,042 at December 31, 2016	$90,306	$92,208
Notes, net of unamortized original issue discount and debt issuance costs of $20,449 at June 30, 2017 and $23,413 at December 31, 2016, respectively	104,551	101,587
Total debt	194,857	193,795
Less: current portion	5,000	5,000
Total long-term debt	$189,857	$188,795

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the six months ended June 30, 2017 and 2016 was $4.2 million and $4.0 million, respectively, reflecting the coupon and accretion of the discount.

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of June 30, 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Effective

Date”), the Company entered into an amendment (the “Amendment”) to the Financing Agreement. The Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, the Company is required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. The Company recorded $3.9 million and $2.7 million of interest expense on the Term Loan for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company was in compliance with the Financing Agreement covenants.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the six months ended June 30, 2017 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2017	2,847,502	—	2,847,502	$10.43
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or canceled	(465,828)	—	(465,828)	$12.70
Options outstanding at June 30, 2017	2,381,674	—	2,381,674	$9.98	2.74	$—
Options vested at June 30, 2017 or expected to vest			2,381,674	$9.98	2.74	$—
Options exercisable at June 30, 2017			2,340,396	$10.02	2.72	$—

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2017 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2017	1,513,098	642,683	2,155,781	$6.85
Granted	825,591	639,703	1,465,294	$4.47
Vested	(402,831)	—	(402,831)	$7.82
Forfeited	(54,401)	—	(54,401)	$6.96
Non-vested at June 30, 2017	1,881,457	1,282,386	3,163,843	$5.27	0.98	$16,610
Expected to vest			2,521,160	$5.22	0.97	$13,236

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of products revenues	$10	$1	$25	$31
Cost of services revenues	410	151	459	300
Research and development expenses	164	65	252	149
Marketing and selling expenses	437	520	793	961
General and administrative expenses	961	1,564	1,864	2,947
	$1,982	$2,301	$3,393	$4,388

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had more than 78,000 paying cloud-enabled subscribers in the second quarter of 2017, a 91% increase from the second quarter of 2016. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

In April 2017, we entered into a strategic alliance agreement with Microsoft Corporation to develop and market cloud-based solutions and cloud services aimed at the media and entertainment industry. As part of the agreement, we have chosen Microsoft Azure as our preferred cloud hosting platform, and will develop and launch a range of Software-as-a-Service (SaaS) and Platform-as-a-Service (PaaS) offerings powered by the Avid MediaCentral Platform.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in

February 2016. The cost efficiency program encompasses a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures include reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

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

For many of our products, we have had an ongoing practice of making available, at no charge to customers, minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis, collectively the Software Updates, for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element, or Implied Maintenance Release PCS.

Over the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence, or VSOE, of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $15.2 million and $21.7 million of revenue during the three and six months ended June 30, 2016, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Product	46.6%	56.4%	47.8%	57.7%
Services	53.4%	43.6%	52.2%	42.3%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.6%	34.5%	40.3%	32.3%
Gross margin	58.4%	65.5%	59.7%	67.7%
Operating expenses:
Research and development	16.6%	16.0%	17.4%	15.4%
Marketing and selling	28.4%	22.5%	26.6%	22.3%
General and administrative	13.3%	12.5%	13.6%	12.4%
Amortization of intangible assets	0.4%	0.6%	0.3%	0.6%
Restructuring costs, net	5.9%	(0.2)%	3.4%	0.9%
Total operating expenses	64.6%	51.4%	61.3%	51.6%
Operating (loss) income	(6.2)%	14.1%	(1.6)%	16.1%
Interest and other expense, net	(3.8)%	(3.9)%	(4.2)%	(3.4)%
(Loss) income before income taxes	(10.0)%	10.2%	(5.8)%	12.7%
Provision for income taxes	0.6%	0.5%	0.4%	0.5%
Net (loss) income	(10.6)%	9.7%	(6.2)%	12.2%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict.  In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Net Revenues for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$26,706	$(17,795)	(40.0)%	$44,501
Audio products and solutions	20,949	(10,142)	(32.6)%	31,091
Products and solutions	47,655	(27,937)	(37.0)%	75,592
Services	54,718	(3,759)	(6.4)%	58,477
Total net revenues	$102,373	$(31,696)	(23.6)%	$134,069

Net Revenues for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$55,527	$(23,543)	(29.8)%	$79,070
Audio products and solutions	43,134	(37,897)	(46.8)%	81,031
Products and solutions	98,661	(61,440)	(38.4)%	160,101
Services	107,819	(9,696)	(8.3)%	117,515
Total net revenues	$206,480	$(71,136)	(25.6)%	$277,616

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	45%	33%	40%	36%
Other Americas	6%	8%	6%	8%
Europe, Middle East and Africa	37%	44%	39%	41%
Asia-Pacific	12%	15%	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $17.8 million, or 40.0%, for the three months ended June 30, 2017, and decreased $23.5 million, or 29.8%, for the six months ended June 30, 2017 compared to the same periods in 2016. The decrease in video revenues was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 was largely amortized in 2016.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $10.1 million, or 32.6%, for the three months ended June 30, 2017, and decreased $37.9 million, or 46.8%, for the six months ended June 30, 2017, compared to the same periods in 2016. The decreases in audio revenues were primarily due to the accelerated revenue recognition of Pro Tools 12 during the three and six months ended June 30, 2016 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools. The decreases were also due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $3.8 million, or 6.4%, for the three months ended June 30, 2017, and decreased $9.7 million, or 8.3%, for the six months ended June 30, 2017, compared to the same periods in 2016. The decrease was primarily due to the accelerated revenue recognition of maintenance contracts and increasing conversion rates of new maintenance contracts into revenue during the three and six months ended June 30, 2016 as the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer existed during the three months ended March 31, 2016. The previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 also contributed to the decreases.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$26,489	$(1,999)	(7.0)%	$28,488
Services	14,181	(1,651)	(10.4)%	15,832
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$42,620	$(3,650)	(7.9)%	$46,270

Gross profit	$59,753	$(28,046)	(31.9)%	$87,799

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$50,993	$(4,619)	(8.3)%	$55,612
Services	28,275	(1,966)	(6.5)%	30,241
Amortization of intangible assets	3,900	—	—%	3,900
Total cost of revenues	$83,168	$(6,585)	(7.3)%	$89,753

Gross profit	$123,312	$(64,551)	(34.4)%	$187,863

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our total gross margin percentage for the three months ended June 30, 2017 decreased to 58.4% from 65.5% for the same period in 2016, and for the six months ended June 30, 2017 decreased to 59.7% from 67.7% for the same period in 2016. The decreases were primarily due to the decreased revenue from our products and services as discussed above, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended June 30, 2017 and 2016
	2017 Gross Margin %	Change	2016 Gross Margin %
Products	44.4%	(17.9)%	62.3%
Services	74.1%	1.2%	72.9%
Total	58.4%	(7.1)%	65.5%

Gross Margin % for the Six Months Ended June 30, 2017 and 2016
	2017 Gross Margin %	Change	2016 Gross Margin %
Products	48.3%	(17.0)%	65.3%
Services	73.8%	(0.5)%	74.3%
Total	59.7%	(8.0)%	67.7%

Operating Expenses and Operating Income

Operating Expenses and Operating (Loss) Income for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development	$16,991	$(4,442)	(20.7)%	$21,433
Marketing and selling	29,018	(1,159)	(3.8)%	30,177
General and administrative	13,644	(3,174)	(18.9)%	16,818
Amortization of intangible assets	363	(419)	(53.6)%	782
Restructuring costs, net	6,063	6,276	(2,946.5)%	(213)
Total operating expenses	$66,079	$(2,918)	(4.2)%	$68,997

Operating (loss) income	$(6,326)	$(25,128)	(133.6)%	$18,802

Operating Expenses and Operating (Loss) Income for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development	$35,879	$(6,959)	(16.2)%	$42,838
Marketing and selling	54,829	(6,967)	(11.3)%	61,796
General and administrative	28,075	(6,462)	(18.7)%	34,537
Amortization of intangible assets	726	(842)	(53.7)%	1,568
Restructuring costs, net	7,046	4,482	174.8%	2,564
Total operating expenses	$126,555	$(16,748)	(11.7)%	$143,303

Operating (loss) income	$(3,243)	$(47,803)	(107.3)%	$44,560

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $4.4 million, or 20.7%, for the three months ended June 30, 2017, and decreased $7.0 million, or 16.2%, for the six months ended June 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(2,882)	(23.4)%
Facilities and information technology	(613)	(15.0)%
Consulting and outside services	(408)	(11.3)%
Computer hardware and supplies	(338)	(59.0)%
Other	(201)	(22.8)%
Total research and development expenses decrease	$(4,442)	(20.7)%

Change in R&D Expenses for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(4,331)	(17.8)%
Consulting and outside services	(1,127)	(14.7)%
Facilities and information technology	(835)	(10.3)%
Computer hardware and supplies	(475)	(42.4)%
Other	(191)	(11.9)%
Total research and development expenses decrease	$(6,959)	(16.2)%

The decreases in all R&D expense categories for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily the result of our cost efficiency program.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $1.2 million, or 3.8%, for the three months ended June 30, 2017, and decreased $7.0 million, or 11.3%, for six months ended June 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 (Decrease) Increase From 2016
	$	%
Personnel-related	$(2,535)	(12.8)%
Foreign exchange losses	2,258	458.6%
Advertising and promotion	(663)	(15.5)%
Consulting and outside services	(471)	(27.1)%
Other	252	5.3%
Total marketing and selling expenses decrease	$(1,159)	(3.8)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 (Decrease) Increase From 2016
	$	%
Personnel-related	$(5,651)	(14.6)%
Consulting and outside services	(2,000)	(43.3)%
Foreign exchange losses	1,914	151.4%
Advertising and promotion	(1,028)	(17.0)%
Other	(202)	(1.8)%
Total marketing and selling expenses decrease	$(6,967)	(11.3)%

The decreases in personnel-related, consulting and outside services, and advertising and promotion expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily the result of our cost efficiency program. During the three and six months ended June 30, 2017, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.8 million and $3.2 million, respectively, compared to gains of $0.5 million and losses of $1.3 million, respectively, during the three and six months ended June 30, 2016.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $3.2 million, or 18.9%, for the three months ended June 30, 2017, and decreased $6.5 million, or 18.7%, for the six months ended June 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of G&A expenses.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(2,921)	(33.1)%
Facilities and information technology	(253)	(3.2)%
Total general and administrative expenses decrease	$(3,174)	(18.9)%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(4,191)	(25.5)%
Consulting and outside services	(1,878)	(17.5)%
Facilities and information technology	(269)	(5.4)%
Other	(124)	(5.0)%
Total general and administrative expenses decrease	$(6,462)	(18.7)%

The decreases in all G&A expense categories for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily the result of our cost efficiency program.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Provision	$	%	Provision
Provision for income taxes	$587	$(116)	(16.5)%	$703

Provision for Income Taxes for the Six Months Ended June 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Provision	$	%	Provision
Provision for income taxes	$739	$(599)	(44.8)%	$1,338

We had a tax provision of (6.2)% and 3.8%, respectively, as a percentage of loss or income before tax for the six months ended June 30, 2017 and 2016. The $0.6 million decrease in the tax provision for the six month period ended June 30, 2017 is primarily related to the 2016 accrual of $2.0 million for an uncertain tax position related to the foreign implications arising from changes in revenue recognition, which was not present in the 2017 period. The decrease was partially offset by changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States because the earnings could not be reliably estimated due to anticipated marginal profitability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $47.4 million as of June 30, 2017.

In February 2016, we committed to a cost efficiency program that encompasses a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures include reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated. On March 14, 2017, we entered into an Amendment to our Financing Agreement. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid. As of June 30, 2017, we were in compliance with the Financing Agreement covenants.

Our ability to satisfy the Leverage Ratio covenant in the future is dependent on our ability to maintain bookings and billings at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the U.S. dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on our customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on our Leverage Ratio.

In the event bookings and billings in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the Leverage Ratio and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

On January 26, 2017, we entered into an exclusive distributor agreement, or the Distributor Agreement, with Beijing Jetsen Technology Co., Ltd., or Jetsen, pursuant to which Jetsen became the exclusive distributor for Avid products and services in the greater China region. The Distributor Agreement has a five-year term, and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years. At the same time, we also entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which we agreed to sell to Jetsen shares of Avid common stock. In June 2017, we and Jetsen amended the Securities Purchase Agreement. Under the amended terms, Jetsen will invest $18.2 million in Avid, in return for a minority stake in the Company of between 4.5% and 8.9% of Avid outstanding common stock on a fully diluted basis. The closing of the investment is subject to closing conditions, including China regulatory approvals. In the event regulatory approval is not obtained in the fourth quarter of 2017, either party may elect to terminate the Securities Purchase Agreement for any reason. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$6,072	$(45,016)
Net cash used in investing activities	(1,431)	(11,877)
Net cash (used in) provided by financing activities	(2,780)	88,623
Effect of foreign currency exchange rates on cash and cash equivalents	625	733
Net increase in cash and cash equivalents	$2,486	$32,463

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $6.1 million for the six months ended June 30, 2017. The significant improvement compared to the six months ended June 30, 2016 was primarily attributable to (i) significantly lower operating expenses as the result of our cost efficiency program, (ii) significantly lower inventory purchases due to improved inventory management, (iii) severance and other restructuring related payments during the six months ended June 30, 2016 that did not reoccur at the same levels in the 2017 period, and (iv) the timing on annual bonus payments, which were paid in the second quarter of 2016 but have been deferred to a later time in 2017.

Cash Flows from Investing Activities

For the six months ended June 30, 2017, the net cash flow used in investing activities reflected $3.1 million used for the purchase of property and equipment, and $1.7 million of cash released from the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2017, the net cash flow used in financing activities was primarily the principal payment of the Term Loan.

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

During the six months ended June 30, 2017 and 2016, we recorded net losses of $3.2 million and $1.3 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2017, would not have a significant impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our management concluded that as of June 30, 2017 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal controls over financial reporting, due to the ineffective controls over licensing and provisioning of software described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the licensing and provisioning of software by enhancing the design of our controls to now require our development team to formalize and sign-off testing procedures currently in place to ensure documentation is sufficient for compliance purposes. Our enhanced controls were operational for the three months ended June 30, 2017, however, the material weakness cannot be considered remediated until (i) the control has operated for a sufficient period of time and (ii) management has concluded, through testing, that the control is operating effectively. We expect that the material weakness will be remediated in the second half of fiscal year 2017.

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

See Note 8 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

On March 15, 2017, Danae Georges, a stockholder of the Company, filed a class action in the Delaware Court of Chancery (the “Action”) against the Company and its board members alleging that Article III, Section 6 of the Company’s Amended and Restated Bylaws (the “Bylaws”) violated Section 141(k) of the Delaware General Corporation Law (“DGCL”). This section of the Bylaws required that (unless otherwise required by Delaware law) the Company’s directors could be removed by the affirmative vote of the holders of at least 66.67% of the voting power of the outstanding common stock of the Company entitled to vote in the election of directors. The Action sought to lower that threshold to a simple majority of the voting power of the Company's outstanding common stock.

The Company’s position was that the Bylaws were consistent with Delaware law but to avoid the expense of continued litigation, on March 30, 2017, the Board of Directors approved an amendment to Article III, Section 6 of the Company’s Bylaws, lowering the threshold voting requirement for the removal of directors from 66.67% to a majority of the voting power of the outstanding common stock of the Company entitled to vote in the election of directors. This amendment effectively mooted the Action.

On May 1, 2017, the Court of Chancery entered an order dismissing the Action and retaining jurisdiction solely for the purpose of ruling on the plaintiff's application for an award of attorneys’ fees and reimbursement of expenses. The parties subsequently agreed to a payment by Avid to plaintiffs’ counsel of $40 thousand in full satisfaction of their claim for attorneys’ fees and expenses. The Court of Chancery has not been asked to review, and will pass no judgment on, this payment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 3, 2017	By:	/s/ Brian E. Agle
		Name:	Brian E. Agle
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Form of Amended and Restated Employment Letter - President/SVP/CFO	X
#10.2	Form of Amended and Restated Employment Letter - VP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract of compensatory plan identified pursuant to Item 15(a)3.

*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.