Form 10-Q
period 2017-09-30
AVID TECHNOLOGY, INC.
filed 2017-11-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
__________________
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of November 6, 2017 was 41,186,120.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues:
Products	$54,319	$63,740	$152,980	$223,841
Services	50,946	55,279	158,765	172,794
Total net revenues	105,265	119,019	311,745	396,635

Cost of revenues:
Products	29,485	26,793	80,478	82,405
Services	13,472	14,885	41,747	45,126
Amortization of intangible assets	1,950	1,950	5,850	5,850
Total cost of revenues	44,907	43,628	128,075	133,381
Gross profit	60,358	75,391	183,670	263,254

Operating expenses:
Research and development	16,025	19,953	51,904	62,791
Marketing and selling	25,652	27,231	80,481	89,027
General and administrative	15,193	13,822	43,268	48,359
Amortization of intangible assets	362	567	1,088	2,135
Restructuring (recoveries) costs, net	(582)	5,314	6,464	7,878
Total operating expenses	56,650	66,887	183,205	210,190

Operating income	3,708	8,504	465	53,064

Interest and other expense, net	(4,701)	(4,707)	(13,465)	(14,049)
(Loss) income before income taxes	(993)	3,797	(13,000)	39,015
Benefit from income taxes	(1,065)	(5,321)	(326)	(3,983)
Net income (loss)	$72	$9,118	$(12,674)	$42,998

Net income (loss) per common share – basic	$0.00	$0.23	$(0.31)	$1.08
Net income (loss) per common share – diluted	$0.00	$0.23	$(0.31)	$1.08

Weighted-average common shares outstanding – basic	41,133	40,194	40,954	39,814
Weighted-average common shares outstanding – diluted	41,355	40,476	40,954	39,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$72	$9,118	$(12,674)	$42,998

Other comprehensive income (loss):
Foreign currency translation adjustments	2,014	155	6,803	2,613

Comprehensive income (loss)	$2,086	$9,273	$(5,871)	$45,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,094	$44,948
Accounts receivable, net of allowances of $10,494 and $8,618 at September 30, 2017 and December 31, 2016, respectively	40,864	43,520
Inventories	41,160	50,701
Prepaid expenses	8,537	6,031
Other current assets	9,925	5,805
Total current assets	144,580	151,005
Property and equipment, net	23,273	30,146
Intangible assets, net	15,995	22,932
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,355	1,245
Other long-term assets	7,404	11,610
Total assets	$225,250	$249,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,620	$26,435
Accrued compensation and benefits	32,734	25,387
Accrued expenses and other current liabilities	32,848	34,088
Income taxes payable	806	1,012
Short-term debt	5,072	5,000
Deferred revenues	122,475	146,014
Total current liabilities	222,555	237,936
Long-term debt	191,300	188,795
Long-term deferred tax liabilities, net	—	913
Long-term deferred revenues	72,091	79,670
Other long-term liabilities	9,726	12,178
Total liabilities	495,672	519,492

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,038,308	1,043,063
Accumulated deficit	(1,283,822)	(1,271,148)
Treasury stock at cost	(22,238)	(32,353)
Accumulated other comprehensive loss	(3,093)	(9,896)
Total stockholders’ deficit	(270,422)	(269,911)
Total liabilities and stockholders’ deficit	$225,250	$249,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(12,674)	$42,998
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,932	19,169
(Recovery) provision for doubtful accounts	(158)	890
Stock-based compensation expense	5,874	6,116
Non-cash provision for restructuring	3,191	1,137
Non-cash interest expense	7,255	7,935
Unrealized foreign currency transaction losses	6,885	2,021
Benefit from deferred taxes	(925)	(5,187)
Changes in operating assets and liabilities:
Accounts receivable	2,877	17,057
Inventories	9,542	(7,561)
Prepaid expenses and other assets	(3,958)	(1,493)
Accounts payable	2,065	(19,627)
Accrued expenses, compensation and benefits and other liabilities	543	(4,384)
Income taxes payable	(161)	347
Deferred revenues	(31,185)	(108,343)
Net cash provided by (used in) operating activities	6,103	(48,925)

Cash flows from investing activities:
Purchases of property and equipment	(6,125)	(9,681)
Increase in other long-term assets	(24)	(17)
Decrease (increase) in restricted cash	1,790	(4,544)
Net cash used in investing activities	(4,359)	(14,242)

Cash flows from financing activities:
Proceeds from long-term debt	912	100,000
Repayment of debt	(3,750)	(2,500)
Proceeds from the issuance of common stock under employee stock plans	219	5,914
Common stock repurchases for tax withholdings for net settlement of equity awards	(732)	(803)
Proceeds from revolving credit facilities	—	25,000
Payments on revolving credit facilities	—	(30,000)
Payments for credit facility issuance costs	—	(5,020)
Net cash (used in) provided by financing activities	(3,351)	92,591

Effect of exchange rate changes on cash and cash equivalents	753	391
Net (decrease) increase in cash and cash equivalents	(854)	29,815
Cash and cash equivalents at beginning of period	44,948	17,902
Cash and cash equivalents at end of period	$44,094	$47,717
Supplemental information:
Cash paid for income taxes, net of refunds	$463	$1,678
Cash paid for interest	7,406	5,767

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2016 in its Annual Report on Form 10-K for the year ended December 31, 2016, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under its credit facilities. The Company’s principal sources of liquidity include cash and cash equivalents totaling $44.1 million as of September 30, 2017.

In February 2016, the Company committed to a cost efficiency program that encompassed a series of measures intended to allow the Company to more efficiently operate in a leaner, more directed cost structure. These measures included reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party service costs. The cost efficiency program was substantially complete as of June 30, 2017.

In connection with the cost efficiency program, on February 26, 2016, the Company entered into a Financing Agreement (the “Financing Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Financing Agreement, the Company entered into a term loan in the original aggregate principal amount of $100.0 million. The Financing Agreement also originally provided the Company with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of 2.00% convertible senior notes due June 15, 2020 (the “Notes”) has not been repaid or refinanced by such time.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Amendment No. 1 Effective Date”), the Company entered into an amendment (the “First Amendment”) to the Financing Agreement. The First Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective Date, the Company is required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. As of September 30, 2017, the Company was in compliance with the Financing Agreement covenants.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), the Company entered into an amendment (the “Second Amendment”) to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to the Company, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $187,500 commencing in March 2018. The Second Amendment also granted the Company the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of Accounting Standards Codification (“ASC”) Topic 606, the new revenue recognition guidance.

The Company’s ability to satisfy the Leverage Ratio covenant in the future is dependent on its ability to maintain bookings and billings at or above levels experienced over the last 12 months. In recent quarters, the Company has experienced volatility in bookings and billings resulting from, among other things, (i) its transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the U.S. dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on the Company’s customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, U.S. GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS (as defined below) will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on the Company’s Leverage Ratio.

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

The Company’s cash requirements vary depending on factors such as the growth of its business, changes in working capital, and capital expenditures. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement and draw up to a maximum of $10.0 million under the Financing Agreement’s revolving credit facility. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months, as well as for the foreseeable future.

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and, except for the subsequent events disclosed above and in Note 7 and Note 10, no subsequent events required recognition or disclosure in these financial statements.

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

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, the Company also assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, the Company’s collection experience in similar transactions and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, the Company evaluates whether the Company has sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company was to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. For these multiple-element arrangements, the Company allocates revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, the Company first determines the selling price of each deliverable based on (i) VSOE of fair value if that exists, (ii) third-party evidence of selling price (“TPE”), when VSOE does not exist, or (iii) best estimate of the selling price (“BESP”), when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. The Company’s process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, the Company considers a number of data points, including:

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

In determining a BESP for Implied Maintenance Release PCS, which the Company does not sell separately, the Company considers (i) the service period for the Implied Maintenance Release PCS, (ii) the differential in value of the Implied Maintenance Release PCS deliverable compared to a full support contract, (iii) the likely list price that would have resulted from the Company’s established pricing practices had the deliverable been offered separately and (iv) the prices a customer would likely be willing to pay.

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

Prior to the Company’s adoption of ASU No. 2009-14, the Company primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition. As a result of the Company’s adoption of ASU No. 2009-14 on January 1, 2011, a majority of the Company’s products are now considered non-software elements under U.S. GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because the Company had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, the Company determines a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

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

Revenue Recognition of Software Deliverables

The Company recognizes the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because the Company does not have VSOE of the fair value of its software products, the Company is permitted to account for its typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. The Company is unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under U.S. GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of the Company’s arrangements.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. The Company expects to elect the modified transition method and, while the Company is still in the process of evaluating the impact of this new accounting standard, it expects the impact will be significant. The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018 because the Company will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, the Company expects to recognize a greater proportion of revenue upon delivery of its products, whereas some of the Company’s current product sales are initially recorded in deferred revenue and recognized over a long period of time (as described in detail in the “Significant Accounting Policies - Revenue Recognition” section above). Accordingly, the Company’s operating results may become more volatile as a result of the adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: (i) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, (ii) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, (iii) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, (iv) cash proceeds from the settlement of Corporate-Owned Life Insurance (“COLI”) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities and (v) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The new guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted upon issuance. The Company is currently evaluating the potential impact of adopting this standard on its financial statements, as well as the timing of its adoption of the standard.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2017 and for the nine months ended September 30, 2016.

	September 30, 2017	September 30, 2016
Options	2,334	3,939
Non-vested restricted stock units	3,289	687
Anti-dilutive potential common shares	5,623	4,626

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party. The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of the Company’s common stock but the Company’s stock price was less than the conversion price as of September 30, 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. As of September 30, 2017 and December 31, 2016, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,838	$460	$1,378	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$2,035	$493	$1,542	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of September 30, 2017, the net carrying amount of the Notes was $106.1 million, and the fair value of the Notes was approximately $95.1 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$11,518	$10,481
Work in process	300	291
Finished goods	29,342	39,929
Total	$41,160	$50,701

As of September 30, 2017 and December 31, 2016, finished goods inventory included $9.5 million and $8.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,562	$(45,074)	$13,488	$57,994	$(38,657)	$19,337
Customer relationships	54,906	(52,399)	2,507	54,597	(51,002)	3,595
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,725	$(103,730)	$15,995	$118,848	$(95,916)	$22,932

Amortization expense related to all intangible assets in the aggregate was $2.3 million and $2.5 million, respectively, for the three months ended September 30, 2017 and 2016, and $6.9 million and $8.0 million, respectively, for the nine months ended September 30, 2017 and 2016. The Company expects amortization of acquired intangible assets to be $2.3 million for the remainder of 2017, $9.3 million in 2018 and $4.4 million in 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of September 30, 2017 and December 31, 2016.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred rent	$3,292	$5,458
Accrued restructuring	843	1,256
Deferred compensation	5,591	5,464
Total	$9,726	$12,178

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement.

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2017, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.2 million that otherwise support its ongoing operations. These letters of credit have various terms and expire during 2017 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

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

On October 30, 2017 the Company entered into settlement and patent cross-licensing agreements with Harmonic Inc. (“Harmonic”), ending its patent infringement litigation against Harmonic which commenced in 2011. Under the terms of the agreements, Harmonic will pay the Company $6.0 million. The first payment of $2.5 million was made on October 24, 2017; the remaining $3.5 million will be paid in two installments of $1.5 million and $2.0 million in 2019 and 2020, respectively. The Company will record a gain associated with the settlement of past patent infringements in the fourth quarter of 2017.

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against the Company and certain of its executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of the Company’s common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to the Company’s disclosure surrounding the level of implementation of the Company’s Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, the Company moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to the Company’s motion to dismiss, and on August 21, 2017, the Company filed its reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. The Company expects the majority of the settlement to be funded by its insurers. Finalization of the settlement is subject to a number of conditions, including execution of definitive documentation and approval by the court.

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

At September 30, 2017 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Accrual balance at beginning of year	$2,518	$2,234
Accruals for product warranties	1,872	1,992
Costs of warranty claims	(1,897)	(1,872)
Accrual balance at end of period	$2,493	$2,354

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, the Company committed to a restructuring plan that encompassed a series of measures intended to allow the Company to more efficiently operate in a leaner, more directed cost structure. These included reductions in the Company’s workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

During the three and nine months ended September 30, 2017, the Company recorded recoveries of $0.6 million and restructuring charges of $6.5 million, respectively. The restructuring charges for the nine months ended September 30, 2017 included $1.0 million for the severance costs and estimate adjustments related to approximately 64 terminated employees and $5.4 million for the closure of certain excess facility space, including $3.2 million of leasehold improvement write-offs and $0.8 million adjustments related to sublease assumptions associated with prior abandoned facilities.

During the three and nine months ended September 30, 2016, the Company recorded restructuring charges of $5.3 million and restructuring charges of $7.9 million, respectively. During the nine months ended September 30, 2016, the Company recorded restructuring charges of $5.0 million for the severance costs and estimate adjustments related to approximately 123 terminated employees and $2.9 million for the closure of certain excess facility space, including $1.1 million of leasehold improvement write-offs, and $0.8 million adjustments related to sublease assumptions associated with prior abandoned facilities.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2017 (in thousands):

	Employee- Related	Facilities/Other-Related	Total
Accrual balance as of December 31, 2016	$7,018	$3,093	$10,111
New restructuring charges – operating expenses	1,930	1,485	3,415
Revisions of estimated liabilities	(902)	760	(142)
Non-cash write-offs	—	3,191	3,191
Accretion	—	278	278
Cash payments	(5,479)	(2,970)	(8,449)
Foreign exchange impact on ending balance	(46)	15	(31)
Accrual balance as of September 30, 2017	$2,521	$5,852	$8,373

The employee-related accruals at September 30, 2017 represent severance costs to former employees that will be paid out within 12 months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities/other-related accruals at September 30, 2017 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through December 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities/other-related balance, $1.9 million is included in the caption “accrued expenses and other current liabilities”, $0.8 million is included in the caption “other long-term liabilities”, and $3.2 million of fixed asset write-off is reflected in the caption “property and equipment, net” in the Company’s condensed consolidated balance sheet as of September 30, 2017.

9.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company, through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (the Company’s chief executive officer and chief financial officer), has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Video products and solutions net revenues	$27,058	$39,182	$82,585	$118,252
Audio products and solutions net revenues	27,261	24,558	70,395	105,589
Products and solutions net revenues	54,319	63,740	152,980	223,841
Services net revenues	50,946	55,279	158,765	172,794
Total net revenues	$105,265	$119,019	$311,745	$396,635

The following table sets forth the Company’s revenues by geographic region for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$38,624	$45,982	$121,309	$145,384
Other Americas	7,377	9,702	20,581	30,674
Europe, Middle East and Africa	41,526	44,524	121,647	159,243
Asia-Pacific	17,738	18,811	48,208	61,334
Total net revenues	$105,265	$119,019	$311,745	$396,635

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan, net of unamortized debt issuance costs of $3,144 at September 30, 2017 and $4,042 at December 31, 2016	$89,356	$92,208
Notes, net of unamortized original issue discount and debt issuance costs of $18,896 at September 30, 2017 and $23,413 at December 31, 2016, respectively	106,104	101,587
Other long-term debt	912	—
Total debt	196,372	193,795
Less: current portion	5,072	5,000
Total long-term debt	$191,300	$188,795

2.00% Convertible Senior Notes due 2020

On June 15, 2015, the Company issued $125.0 million aggregate principal amount of its Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the nine months ended September 30, 2017 and 2016 was $6.4 million and $6.1 million, respectively, reflecting the coupon and accretion of the discount.

Credit Facility

On February 26, 2016, the Company entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders originally agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of September 30, 2017.

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

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. On March 14, 2017 (the “Amendment No. 1 Effective Date”), the Company entered into an amendment (the “First Amendment”) to the Financing Agreement. The First Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective Date, the Company is required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. The Company recorded $5.9 million and $4.6 million of interest expense on the Term Loan for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company was in compliance with the Financing Agreement covenants.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), the Company entered into an amendment (the “Second Amendment”) to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to the Company, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $187,500 commencing in March 2018. The Second Amendment also granted the Company the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all the Company’s stock incentive plans for the nine months ended September 30, 2017 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2017	2,847,502	—	2,847,502	$10.43
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or canceled	(513,285)	—	(513,285)	$13.49
Options outstanding at September 30, 2017	2,334,217	—	2,334,217	$9.75	2.51	$—
Options vested at September 30, 2017 or expected to vest			2,334,217	$9.75	2.51	$—
Options exercisable at September 30, 2017			2,315,467	$9.77	2.51	$—

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2017 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2017	1,513,098	642,683	2,155,781	$6.85
Granted	1,130,596	639,703	1,770,299	$4.61
Vested	(538,384)	—	(538,384)	$7.84
Forfeited	(70,142)	(28,276)	(98,418)	$6.17
Non-vested at September 30, 2017	2,035,168	1,254,110	3,289,278	$5.16	0.86	$14,900
Expected to vest			2,674,871	$5.08	0.86	$12,117

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of products revenues	$14	$12	$39	$43
Cost of services revenues	49	145	508	445
Research and development expenses	222	73	474	222
Marketing and selling expenses	582	547	1,375	1,508
General and administrative expenses	1,614	951	3,478	3,898
	$2,481	$1,728	$5,874	$6,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, tightly integrated and efficient platform for media, connecting content creation with collaboration, asset protection, distribution and consumption of media in the world - from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts, sporting events and news broadcasts. We have been honored over time for our technological innovation with 15 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2017 Oscar nominated films for Best Picture, Best Film Editing and Best Original Song. Every 2017 Grammy nominee for Record of the Year and Album of The Year relied on our music creation solutions powered by our MediaCentral Platform.

Operations Overview

Our strategy is built on three pillars, Avid Everywhere, The Avid Advantage and the Avid Customer Association, (“ACA”). Avid Everywhere is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. Central to the Avid Everywhere vision is the Avid MediaCentral Platform, an open, extensible, and customizable foundation that streamlines and simplifies workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, which enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible production and distribution environment for the media industry. The Avid Advantage complements Avid Everywhere by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. Finally, the ACA is an association of dedicated media community visionaries, thought leaders and users designed to provide essential strategic leadership to the media industry, facilitate collaboration between Avid and key industry leaders and visionaries, and strengthen relationships between our customers and us. This preeminent client and user community helps shape our collective future.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had more than 84,000 paying cloud-enabled subscribers in the third quarter of 2017, a 69% increase from the third quarter of 2016. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

In April 2017, we entered into a strategic alliance agreement with Microsoft Corporation to develop and market cloud-based solutions and cloud services aimed at the media and entertainment industry. As part of the agreement, we have chosen Microsoft Azure as our preferred cloud hosting platform, and will develop and launch a range of Software-as-a-Service (“SaaS”) and Platform-as-a-Service (PaaS) offerings powered by the Avid MediaCentral Platform.

As a complement to our core strategy, we continue to review and implement programs throughout the Company to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in

February 2016. The cost efficiency program encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of our products, we have had an ongoing practice of making available, at no charge to customers, minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively the “Software Updates”) for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element, or Implied Maintenance Release PCS.

Over the last two years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence or (“VSOE”) of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $12.0 million and $33.7 million of revenue during the three and nine months ended September 30, 2016, respectively.

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

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. For these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) VSOE of fair value if that exists, (ii) third-party evidence of selling price, or TPE, when VSOE does not exist; or (iii) best estimate of the selling price or (“BESP”) when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. Our process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, we consider a number of data points, including:

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

In determining a BESP for Implied Maintenance Release PCS, which we do not sell separately, we consider (i) the service period for the Implied Maintenance Release PCS, (ii) the differential in value of the Implied Maintenance Release PCS deliverable compared to a full support contract, (iii) the likely list price that would have resulted from our established pricing practices had the deliverable been offered separately and (iv) the prices a customer would likely be willing to pay.

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

Prior to our adoption of ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under U.S. GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

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

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss has been transferred. For most of our product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally 12 months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-

software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from one to eight years.

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under U.S. GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of our arrangements.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Product	51.6%	53.6%	49.1%	56.4%
Services	48.4%	46.4%	50.9%	43.6%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.7%	36.7%	41.1%	33.6%
Gross margin	57.3%	63.3%	58.9%	66.4%
Operating expenses:
Research and development	15.2%	16.8%	16.6%	15.8%
Marketing and selling	24.4%	22.9%	25.8%	22.4%
General and administrative	14.4%	11.6%	13.9%	12.2%
Amortization of intangible assets	0.3%	0.5%	0.4%	0.5%
Restructuring costs, net	(0.6)%	4.5%	2.1%	2.0%
Total operating expenses	53.7%	56.3%	58.8%	52.9%
Operating income	3.6%	7.0%	0.1%	13.5%
Interest and other expense, net	(4.5)%	(4.0)%	(4.3)%	(3.5)%
(Loss) income before income taxes	(0.9)%	3.0%	(4.2)%	10.0%
Benefit from income taxes	(1.0)%	(4.5)%	(0.1)%	(1.0)%
Net income (loss)	0.1%	7.5%	(4.1)%	11.0%

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

Net Revenues for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$27,058	$(12,124)	(30.9)%	$39,182
Audio products and solutions	27,261	2,703	11.0%	24,558
Products and solutions	54,319	(9,421)	(14.8)%	63,740
Services	50,946	(4,333)	(7.8)%	55,279
Total net revenues	$105,265	$(13,754)	(11.6)%	$119,019

Net Revenues for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$82,585	$(35,667)	(30.2)%	$118,252
Audio products and solutions	70,395	(35,194)	(33.3)%	105,589
Products and solutions	152,980	(70,861)	(31.7)%	223,841
Services	158,765	(14,029)	(8.1)%	172,794
Total net revenues	$311,745	$(84,890)	(21.4)%	$396,635

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	37%	39%	39%	37%
Other Americas	7%	8%	7%	8%
Europe, Middle East and Africa	39%	37%	39%	40%
Asia-Pacific	17%	16%	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues decreased $12.1 million, or 30.9%, for the three months ended September 30, 2017, and decreased $35.7 million, or 30.2%, for the nine months ended September 30, 2017 compared to the same periods in 2016. The decrease in video revenues was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 was largely amortized in 2016.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues increased $2.7 million, or 11.0%, for the three months ended September 30, 2017, and decreased $35.2 million, or 33.3%, for the nine months ended September 30, 2017, compared to the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily due to strengthened sales of our Pro Tools and control surface products. The decrease in audio revenues for the nine months ended September 30, 2017 was primarily due to the accelerated revenue recognition of Pro Tools 12 during the nine months ended September 30, 2016 as a result of the cessation of Implied Maintenance Release PCS for Pro Tools. The decrease during the period was also due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $4.3 million, or 7.8%, for the three months ended September 30, 2017, and decreased $14.0 million, or 8.1%, for the nine months ended September 30, 2017, compared to the same periods in 2016. The decrease was primarily due to the accelerated revenue recognition of maintenance contracts and increasing conversion rates of new maintenance contracts into revenue during the three and nine months ended September 30, 2016 as the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer existed during the three months ended March 31, 2016. The previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 also contributed to the decreases.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$29,485	$2,692	10.0%	$26,793
Services	13,472	(1,413)	(9.5)%	14,885
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$44,907	$1,279	2.9%	$43,628

Gross profit	$60,358	$(15,033)	(19.9)%	$75,391

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$80,478	$(1,927)	(2.3)%	$82,405
Services	41,747	(3,379)	(7.5)%	45,126
Amortization of intangible assets	5,850	—	—%	5,850
Total cost of revenues	$128,075	$(5,306)	(4.0)%	$133,381

Gross profit	$183,670	$(79,584)	(30.2)%	$263,254

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our total gross margin percentage for the three months ended September 30, 2017 decreased to 57.3% from 63.3% for the same period in 2016, and for the nine months ended September 30, 2017 decreased to 58.9% from 66.4% for the same period in 2016. The decreases were primarily due to the decreased revenue from our products and services as discussed above, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended September 30, 2017 and 2016
	2017 Gross Margin %	Change	2016 Gross Margin %
Products	45.7%	(12.3)%	58.0%
Services	73.6%	0.5%	73.1%
Total	57.3%	(6.0)%	63.3%

Gross Margin % for the Nine Months Ended September 30, 2017 and 2016
	2017 Gross Margin %	Change	2016 Gross Margin %
Products	47.4%	(15.8)%	63.2%
Services	73.7%	(0.2)%	73.9%
Total	58.9%	(7.5)%	66.4%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development	$16,025	$(3,928)	(19.7)%	$19,953
Marketing and selling	25,652	(1,579)	(5.8)%	27,231
General and administrative	15,193	1,371	9.9%	13,822
Amortization of intangible assets	362	(205)	(36.2)%	567
Restructuring costs, net	(582)	(5,896)	(111.0)%	5,314
Total operating expenses	$56,650	$(10,237)	(15.3)%	$66,887

Operating income	$3,708	$(4,796)	(56.4)%	$8,504

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development	$51,904	$(10,887)	(17.3)%	$62,791
Marketing and selling	80,481	(8,546)	(9.6)%	89,027
General and administrative	43,268	(5,091)	(10.5)%	48,359
Amortization of intangible assets	1,088	(1,047)	(49.0)%	2,135
Restructuring costs, net	6,464	(1,414)	(17.9)%	7,878
Total operating expenses	$183,205	$(26,985)	(12.8)%	$210,190

Operating income	$465	$(52,599)	(99.1)%	$53,064

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $3.9 million, or 19.7%, for the three months ended September 30, 2017, and decreased $10.9 million, or 17.3%, for the nine months ended September 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(2,371)	(21.1)%
Facilities and information technology	(799)	(19.3)%
Consulting and outside services	(588)	(16.6)%
Other	(170)	(16.5)%
Total research and development expenses decrease	$(3,928)	(19.7)%

Change in R&D Expenses for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(6,701)	(18.8)%
Consulting and outside services	(1,715)	(15.3)%
Facilities and information technology	(1,634)	(13.3)%
Computer hardware and supplies	(422)	(31.1)%
Other	(415)	(17.3)%
Total research and development expenses decrease	$(10,887)	(17.3)%

The decreases in all R&D expense categories for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily the result of our cost efficiency program.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $1.6 million, or 5.8%, for the three months ended September 30, 2017, and decreased $8.5 million, or 9.6%, for the nine months ended September 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 (Decrease) Increase From 2016
	$	%
Foreign exchange losses	$1,076	194.9%
Personnel-related	(997)	(5.8)%
Advertising and promotion	(539)	(28.0)%
Bad debt	(467)	(89.2)%
Facilities and information technology	(416)	(8.6)%
Consulting and outside services	(406)	(28.1)%
Other	170	20.9%
Total marketing and selling expenses decrease	$(1,579)	(5.8)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 (Decrease) Increase From 2016
	$	%
Personnel-related	$(6,648)	(11.9)%
Foreign exchange losses	2,990	164.6%
Consulting and outside services	(2,406)	(39.7)%
Advertising and promotion	(1,566)	(19.7)%
Bad debt	(1,048)	(117.8)%
Other	132	0.8%
Total marketing and selling expenses decrease	$(8,546)	(9.6)%

The decreases in personnel-related, consulting and outside services, and advertising and promotion expenses for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily the result of our cost efficiency program. The decreases in bad debt expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were due to high bad debt reserve set up during 2016 and no additional reserve required in 2017. During the three and nine months ended September 30, 2017, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $1.6 million and $4.8 million, respectively, compared to loss of $0.6 million and $1.8 million, respectively, during the three and nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses increased $1.4 million, or 9.9%, for the three months ended September 30, 2017, and decreased $5.1 million, or 10.5%, for the nine months ended September 30, 2017, compared to the same periods in 2016. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 Increase (Decrease) From 2016
	$	%
Consulting and outside services	$1,551	44.2%
Other	(180)	(1.8)%
Total general and administrative expenses decrease	$1,371	9.9%

Change in G&A Expenses for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016
	$	%
Personnel-related	$(3,893)	(17.0)%
Facilities and information technology	(611)	(8.2)%
Consulting and outside services	(327)	(2.3)%
Other	(260)	(6.9)%
Total general and administrative expenses decrease	$(5,091)	(10.5)%

The decreases in all G&A expense categories for the nine months ended September 30, 2017, compared to the same period in 2016, were primarily the result of our cost efficiency program. The increase in consulting and outside services for the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to increased legal professional fees related to class actions and settlements.

Benefit from Income Taxes

Benefit from Income Taxes for the Three Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
		$	%
Benefit from income taxes	$(1,065)	$4,256	(80.0)%	$(5,321)

Benefit from Income Taxes for the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
		$	%
Benefit from income taxes	$(326)	$3,657	(91.8)%	$(3,983)

We had a tax benefit of 2.5% and (10.2)%, respectively, as a percentage of loss or income before tax for the nine months ended September 30, 2017 and 2016. The $3.7 million increase in the tax provision for the nine month period ended September 30, 2017 is primarily related to the 2016 benefit for an uncertain tax position related to the foreign implications arising from changes in revenue recognition, which was not present in the 2017 period. This benefit was $5.2 million and $3.2 million in the three and nine month periods of 2016, respectively. Changes in the jurisdictional mix of earnings partially offset the increase in the three-month period and slightly augmented the increase in the nine-month period, respectively. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States because the earnings could not be reliably estimated due to anticipated marginal profitability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $44.1 million as of September 30, 2017.

In February 2016, we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially complete as of June 30, 2017.

In connection with the cost efficiency program, on February 26, 2016, we entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, we entered into a term loan in the original aggregate principal amount of $100.0 million. The Financing Agreement also originally provided us with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $125.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated. On March 14, 2017, we entered into the First Amendment to our Financing Agreement. The First Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4:40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid. As of September 30, 2017, we were in compliance with the Financing Agreement covenants.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), we entered into the Second Amendment to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to the Company, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $187,500 commencing in March 2018. The Second Amendment also granted us the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

Our ability to satisfy the Leverage Ratio covenant in the future is dependent on our ability to maintain bookings and billings at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) volatility in currency rates and in particular the U.S. dollar against the Euro, (iii) significant changes and trends in the media industry and the impact they have had on our customers and (iv) the impact of new and anticipated product launches and features. In addition to the impact of new bookings and billings, U.S. GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS will be significantly lower in the remainder of 2017, as compared to 2016 periods, which will have an adverse impact on our Leverage Ratio.

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

On January 26, 2017, we entered into an exclusive distributor agreement, or the Distributor Agreement, with Beijing Jetsen Technology Co., Ltd., or Jetsen, pursuant to which Jetsen became the exclusive distributor for Avid products and services in the greater China region. The Distributor Agreement has a five-year term, and Jetsen is required to make at least $75.8 million of aggregate purchases under the agreement over the first three years. At the same time, we also entered into a securities purchase agreement, or the Securities Purchase Agreement, with Jetsen, pursuant to which we agreed to sell to Jetsen shares of Avid common stock. In June 2017, we and Jetsen amended the Securities Purchase Agreement. Under the amended terms, Jetsen will invest $18.2 million in Avid, in return for a minority stake in Avid of between 4.5% and 8.9% of Avid outstanding common stock on a fully diluted basis. The closing of the investment is subject to closing conditions, including China regulatory approvals. In the event regulatory approval is not obtained in the fourth quarter of 2017, either party may elect to terminate the Securities Purchase Agreement for any reason. The exact number of shares to be issued and sold at closing will be determined by reference to the trading price of Avid common stock before closing.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draw up to a maximum of $10.0 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$6,103	$(48,925)
Net cash used in investing activities	(4,359)	(14,242)
Net cash (used in) provided by financing activities	(3,351)	92,591
Effect of foreign currency exchange rates on cash and cash equivalents	753	391
Net (decrease) increase in cash and cash equivalents	$(854)	$29,815

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $6.1 million for the nine months ended September 30, 2017. The significant improvement compared to the nine months ended September 30, 2016 was primarily attributable to (i) significantly lower operating expenses as the result of our cost efficiency program, (ii) significantly lower inventory purchases due to improved inventory management, (iii) severance and other restructuring related payments during the nine months ended September 30, 2016 that did not reoccur at the same levels in the 2017 period, and (iv) the timing of annual bonus payments, which were paid in the second quarter in 2016 and in the fourth quarter in 2017.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017, net cash flows used in investing activities reflected $6.1 million used for the purchase of property and equipment, and $1.8 million of cash released from the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, net cash flows used in financing activities were primarily the principal payment of the Term Loan.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement and Recent Accounting Pronouncements To Be Adopted

Our recently adopted and to be adopted accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q.

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

During the nine months ended September 30, 2017 and 2016, we recorded net losses of $4.8 million and $1.8 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2017, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

On February 26, 2016, we borrowed $100.0 million under the Term Loan, and borrowed an additional $15.0 million under the Term Loan on November 9, 2017. On March 14, 2017 (the “Amendment No. 1 Effective Date”), we entered into an amendment (the “First Amendment”) to the Financing Agreement, with the lenders party thereto. Following the Amendment No.1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. We also maintain a revolving Credit Facility that allows us to borrow up to $10.0 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our management concluded that as of September 30, 2017 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal controls over financial reporting, due to the ineffective controls over licensing and provisioning of software described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the licensing and provisioning of software by enhancing the design of our controls to now require our development team to formalize and sign-off testing procedures currently in place to ensure documentation is sufficient for compliance purposes. Our enhanced controls were operational for the three months ended September 30, 2017, however, the material weakness cannot be considered remediated until (i) the control has operated for a sufficient period of time and (ii) management has concluded, through testing, that the control is operating effectively. We expect that the material weakness will be remediated in the fourth quarter of 2017.

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

See Note 7 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against us and certain executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of our common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, we moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to our motion to dismiss, and on August 21, 2017, we filed its reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. We expect the majority of the settlement to be funded by our insurers. Finalization of the settlement is subject to a number of conditions, including execution of definitive documentation and approval by the court.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 9, 2017	By:	/s/ Brian E. Agle
		Name:	Brian E. Agle
		Title:	Senior Vice President and Chief Financial Officer