Form 10-K
period 2017-12-31
AVID TECHNOLOGY, INC.
filed 2018-03-16
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $208,976,192 based on the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2017.  The number of shares outstanding of the registrant’s Common Stock as of March 12, 2018 was 41,480,037.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements.

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

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  “Avid” is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following: Avid Everywhere, Avid NEXIS, AirSpeed, EUCON, iNEWS, Interplay, MediaCentral, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.    Other trademarks appearing in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell, and support software, hardware and integrated solutions for video and audio content creation, management and distribution. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Our mission is to enable our clients to create, connect and collaborate through continuous innovation of an open media ecosystem, powerful common platform and tools. Our clients rely on Avid to create the most prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events and news broadcasts. Avid has been honored for technological innovation with 15 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. Our creative tools and workflow solutions were used in all 2018 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Original Score and used in the winner of Best Picture.

RECENT EVENTS

On February 25, 2018, our Board of Directors voted to terminate the employment of Louis Hernandez Jr., Chief Executive Officer, effective immediately. As a result of this termination under his employment agreement, Mr. Hernandez is no longer our Chief Executive Officer and resigned from his position on our Board of Directors. In connection with Mr. Hernandez’s termination, the Board appointed Jeff Rosica, who has been serving as our President, as our Chief Executive Officer, effective immediately. Mr. Rosica joined Avid as Senior Vice President of Worldwide Field Operations in January 2013. In January 2016, Mr. Rosica was appointed Senior Vice President, Chief Sales and Marketing Officer and in December 2016, he was appointed President of the Company. From early 2002 until joining Avid, Mr. Rosica served in various capacities with Grass Valley, LLC, a broadcast equipment supplier, most recently as Executive Vice President, Chief Sales and Marketing Officer. Prior to that, Mr. Rosica was Vice President and General Manager of Phillips Broadcast from 1996. Also in connection with Mr. Hernandez’s resignation from his position on our Board of Directors, the Board has appointed Nancy Hawthorne as our new chair.

CORPORATE STRATEGY

Technology has enabled almost every aspect of how we live to become increasingly digitized, and acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand, anywhere, anytime. Organizations in the media industry are under pressure to connect and automate the entire creation-to-consumption workflow, and are facing a number of challenges, including:

•
Increasing rate of content creation – many organizations are feeling intense pressure to create more and more content, increasingly tailored for audience niches, while also facing greater competition from nimble players. At the same time, access to creative tools is wider today than ever before, giving more people the ability to tell their stories.

•
Exponential growth of distribution platforms – the economic models of new distribution platforms are often not fully matured or realized. Many organizations need to embrace new opportunities while also maximizing heritage business.

•
Continued increase in content consumption – there has been a tremendous increase in viewership in the last decade, but it is spread across many outlets and channels, and while there is this increase in viewership, it is dwarfed by an increase in competitive content. In addition, with growing audience fragmentation, compelling content, brand equity and relevance is even more critical today.

•
Media technology budgets – today’s economic realities are placing pressure on media technology budgets, while content output must increase exponentially to deliver on the market requirements. Content creators and distributors have to do a lot more, with essentially flat budgets.

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

•
flexible deployment models, licensing options and commercial structures, including on premises, public or private cloud, or hybrid deployments; perpetual, subscription or enterprise licensing; and flexible commercial models, all adaptable to the individual needs of each client; and

•
a preeminent client and user community that helps shape our collective future, including the industry’s most inspirational and award-winning thought leaders, innovators and storytellers that keep our community at the forefront of creative techniques and workflow best practices.

Our strategy for connecting creative professionals and media organizations with audiences in a powerful, efficient, collaborative, and profitable way leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables the faster and easier creation and delivery of content through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible media production and distribution environment for the media industry. Our Avid Advantage Support Plans reinforce our strategy by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. In addition, the Avid Customer Association, or ACA, was established as the world’s most innovative and influential media technology community representing thousands of organizations and over 20,000 professionals from all levels of the industry. The ACA fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

The set of modular application suites and public and private marketplaces on the Avid MediaCentral Platform are summarized below:

•
Artist Suite encompasses all of our audio and video creative tools for editing, mixing, and live sound production. Products and tools in the Artist Suite can be deployed on premise, cloud-enabled, or through a hybrid approach. Users can collaborate to access, edit, and share the same media, and collaborate with others as if they were all in the same facility.

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

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had approximately 94,000 paying cloud-enabled subscribers at the end of 2017, a 54% increase from the end of 2016. These licensing options offer choices in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer- term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

A key component of our strategy has been to implement programs to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program started in February 2016. The cost efficiency program encompassed a series of measures intended to allow us to operate in a leaner, more directed cost structure. These measures included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially completed in 2017.

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

PRODUCTS AND SERVICES

Overview

Our software and hardware products and solutions, as well as our services offerings, address the diverse needs, skills and sophistication levels of our customers. All of our key products and solutions have been integrated into our MediaCentral Platform, which provides the industry’s most open, integrated and efficient platform designed for media. In addition, we provide flexible deployment models, licensing options and commercial structures so our customers can choose how, when and where to deploy and use our tools.

The following table presents our net revenues by category, which includes the amortization of deferred revenues, for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Video products and solutions	$114,787	$155,408	$201,559
Audio products and solutions	94,674	127,702	134,812
Total products and solutions	209,461	283,110	336,371
Services	209,542	228,820	169,224
Total net revenues	$419,003	$511,930	$505,595

The following table presents our net revenues by category, which includes the amortization of deferred revenues, as a percentage of total net revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Video products and solutions	27%	30%	40%
Audio products and solutions	23%	25%	27%
Total products and solutions	50%	55%	67%
Services	50%	45%	33%
Total net revenues	100%	100%	100%

Video Products and Solutions

Professional Video Creative Tools

We offer a range of software and hardware video-editing tools for the professional. Our award-winning Media Composer product line is used to edit video content, including television programming, commercials and films. Our cloud-enabled solutions including Media Composer enable broadcast news, sports, reality television and film professionals to acquire, access, edit and finish stories anytime, from everywhere. Leveraging an integrated, yet open, end-to-end architecture, this solution gives contributors the ability to craft stories where and while they are happening and speed them to delivery, while maintaining connectivity with the central production operation. We released Media Composer updates through subscription and perpetual license offerings and with resolution flexibility and independence, which allows users to manage and edit high-resolution media content with ease. In 2017, we released additional Media Composer product updates and upgrades to extend the production capabilities and demonstrate our continuing commitment to provide tools that allow for improved creativity and productivity of the professional editor.

Our Avid Artist I/O interfaces for Media Composer offer extensive HD and high-resolution format support across three interfaces-Avid Artist | DNxIQ, Avid Artist | DNxIV, and Avid Artist | DNxIP. This flexibility future-proofs production, enables video professionals to work with today’s high-resolution formats (2k, 4K, and beyond), while supporting yesterday’s lower ones.

Revenues from our professional video creative tools accounted for 6%, 9% and 10% of our net revenues for 2017, 2016 and 2015, respectively.

Media Management Solutions

We offer ingest, storage, asset management, editing, content transformation, virtual and augmented reality graphics, and distribution of content solutions for broadcast news, sports, and entertainment customers, enabling them to engage audiences across multiple platforms. In 2017, we announced cloud availability of MediaCentral, Avid’s next-generation media production suite extending from the Avid MediaCentral platform. The MediaCentral platform easily scales from simple to the sophisticated workflows. Built on a customizable cloud native microservices architecture, MediaCentral platform features a cloud-based user experience that runs on any device, workflow modules for editorial, production, news, graphics, and asset management, with apps to enhance and scale any of those modules, and a wide array of media services and partner connectors. Every user is connected in a completely integrated workflow environment, and gains a unified view into all their media with flexible deployment options for on premises, hybrid or cloud (public/private) environments.

As part of the delivery of the Avid MediaCentral platform, we announced an Editorial Management module for smaller creative teams that provides the same robust media management capabilities used by the largest media enterprises in the industry. Integrated within Media Composer via a panel, Editorial Management connects directly to Avid NEXIS storage to provide easy access to media with hyper-search functionality. Editorial Management also extends collaboration capabilities for the assistant editor in an easy to use web interface by allowing Media Composer bin creation, logging and search capabilities, greatly expanding the efficiency of creative teams.

Revenues from media management solutions accounted for 3%, 4% and 7% of our total net revenues in 2017, 2016 and 2015, respectively.

Broadcast Graphics

Since acquiring Orad Hi-Tech Systems Ltd., or Orad, in June 2015, we have continued to integrate the graphics portfolio deeper in to our platform creating greater accessibility, efficiency at scale to enable the delivery of content with graphics faster. In 2017, we rebranded the Orad line-up under the Maestro brand which offers customers comprehensive solutions for integrating virtual sets, augmented reality, and video wall control into existing workflows, ideal for any type of production needs in news, sports, entertainment, and in studio productions. Maestro features a core platform that includes a powerful render engine and featured design tool called Maestro | Designer that drives a line up of applications that are designed to address the specific challenges broadcasters face when automating the integration of statistics and graphics for the creation of an engaging broadcast. By adding graphics capabilities across the entire product line, we enable journalists and producers to add graphics remotely to news stories or enhance any story with innovative stats drive augmented reality graphics for presenting data in new and compelling ways.

Also in 2017, we announced our cloud service offerings for news and asset management. We partnered with Microsoft to deliver Azure certified solutions to support end-to-end hybrid and cloud deployments of news workflows. This includes announcing virtualized versions of those same offerings enabling broadcasters to migrate to more traditional IT infrastructures leveraging IP technology to integrate disparate systems within a broadcast environment.

We have re-imagined the next-generation newsroom, based around a story-centric workflow including multiple Avid solutions and new feature enhancements for modern newsroom management and news production. Our next-generation newsroom builds on the openness and integration of the MediaCentral Platform. Content can be pushed across a variety of platforms as the story evolves, including on-air, online, social media platforms, and on mobile devices. Audiences can get up-to-the-minute information and contribute to live broadcasts allowing broadcasters to leverage user generated content helping further establish a critical direct relationship with the audience.

Video Storage and Server Solutions

Our shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open, shared storage platform that includes file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content at an affordable price.

In 2016, we released the new Avid NEXIS family, the industry’s first and only software-defined storage platform specifically designed for storing and managing media. Avid NEXIS enables fully virtualized storage so media organizations can adjust storage capacity mid-project, without disrupting workflows. Powered by our MediaCentral Platform, Avid NEXIS delivers media storage flexibility, scalability, and control for both Avid-based and third-party workflows. It has been designed to serve small production teams as powerfully as large media enterprises and is the only storage platform built with the flexibility to grow with customers at every stage of their business.

In 2017, Avid announced and shipped the FastServe video server product line to assist broadcasters in making the move to UHD and IP based workflows with a new, modular architecture that enables the flexibility and reliability that broadcasters demand. The Avid FastServe family integrates with the MediaCentral platform, empowering creative teams to deliver content fast for news, sports, entertainment, and other media productions. Its 10GbE interface offers direct connection to Avid NEXIS storage, enabling real-time ingest, editing, and playout-even while media is being captured. Plus, its modular, future-proof architecture fits any budget, improves efficiency, and provides a smooth transition from HD to UHD, and from SDI workflows to video over IP.

We also continue to sell and support our on-air server solutions, including AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming.  The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size. In 2017, we announced enhancements to Airspeed that improved performance.

Revenues from video storage and server solutions accounted for 16%, 16% and 22% of our total net revenues in 2017, 2016 and 2015, respectively.

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

Throughout 2017, we released multiple feature-rich updates for Pro Tools that deliver solutions for both music creation and audio post production.  These updates range from delivering customer requested MIDI enhancements and improvements to collaboration, to creating new integrated Dolby Atmos workflows and mixing for Virtual Reality content. Pro Tools 12.7 introduced Soundbase, an intelligent loop browser, as a way to influence music creativity. Along with the addition of 2GB of free Loopmasters loops, music creators can more easily find the sounds they need to bring their musical ideas to life. In version 12.8, Pro Tools | HD introduced integration with Dolby Atmos, the emerging new standard in immersive audio for film, television, and music. This integration, which was developed in close partnership with Dolby, delivers object-based, immersive mixing workflow and has been adopted by top professionals in the audio post community. Stemming from this improvement to immersive workflows, Pro Tools | HD 12.8.2 introduced support for third order Ambisonics, a popular format in virtual reality gaming development, and now includes the Facebook 360 Spatial Workstation. New MIDI editing enhancements in Pro Tools 12.8.3 improved the creative experience, and paved the way for more recent MIDI performance and editing features in Pro Tools 2018.

Revenues from digital audio software and workstation solutions accounted for 10%, 13% and 14% of our total net revenues in 2017, 2016 and 2015, respectively.

Control Surfaces, Consoles and Live-Sound Systems

We offer a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our Pro Tools | S6 control surface for sound recording, mixing and editing was designed as a state-of-the-art modular solution that scales to meet both current and future customer requirements. S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Our Artist Series control surfaces offer integrated, hands-on control for price-sensitive applications. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on

control of the user’s applications. Finally, the free Pro Tools | Control iOS app enables customers record and mix faster and easier than working with a mouse and keyboard alone.

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

In 2017, we released numerous software upgrades for our VENUE | S6L live sound system. Significant enhancements in the VENUE software included enhanced programming capabilities for sound designers to create captivating theater productions, powerful new workflows for monitor engineers to more easily access and mix their artists’ sounds, and support for the Stage 16 Remote I/O Rack, a compact solution for expanding or distributing I/O across any performance space.

Revenues from control surfaces, consoles and live-sound systems accounted for 10%, 9% and 10% of our total net revenues in 2017, 2016 and 2015, respectively.

Notation Software

Avid Sibelius allows users to create, edit and publish musical scores. It is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We offer Sibelius | Cloud Sharing, which allows users to view and play scores anywhere from the cloud using current web browsers and mobile devices. The newest version of our musical notation software, Sibelius 2018, helps composers create beautiful, accurate and easy-to-read scores.

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

Our Customer Care team provides customers with a partner committed to giving them help and support when they need it.  We offer a variety of service contracts and support plans, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Our global Customer Care team of industry professionals offers a blend of technology expertise and real-world experience throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues, and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

COMPETITION

Our customer markets are highly competitive and subject to rapid change and declining average selling prices.  The competitive landscape is fragmented with a large number of companies providing various types of products and services in different markets and geographic areas.  We provide integrated solutions that compete based on total workflow value, features, quality, service, and flexibility of pricing and deployment options.  Companies with which we compete in some contexts may also act as our partners in other contexts, such as large enterprise customer environments.

Certain companies that compete with us across some of our products and solutions are listed below by the market relevant to Avid in which they compete predominantly:

•
Broadcast and Media:  Belden Inc. (Grass Valley), ChyronHego Corporation, Dalet S.A., Dell Technologies Inc. (EMC Isilon), EVS Corporation, Harmonic Inc., Quantum Corporation, Ross Video Limited, and Vizrt Ltd., among others.

•
Audio and Video Post and Professional:  Ableton AG, Adobe Systems Incorporated, Apple Inc., AudioTonix Limited, Blackmagic Design Pty Ltd, PreSonus Audio Electronics, Inc., and Yamaha Corporation, among others.

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

We have significant international operations with offices in 22 countries and the ability to reach over 170 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 62%, 64% and 63%, of our total net revenues in 2017, 2016 and 2015, respectively. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

We generally ship our products shortly after the receipt of an order. However, a high percentage of our revenues has historically been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Orders that may exist at the end of a quarter and have not been shipped are not recognized as revenues in that quarter and are included in revenue backlog.

Certain orders included in revenue backlog may be reduced, canceled or deferred by our customers. Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled and (ii) orders for future product deliveries or services that have not yet been invoiced by us. The expected timing of the conversion of revenue backlog into revenue is based on current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, (iii) changes in the estimated period of time Implied Maintenance Release post contract service, or PCS, is provided to customers, or (iv) changes in accounting standards or policies. Implied Maintenance Release PCS, as we define it, is the implicit obligation to make software updates available to customers over a period of time, representing implied post-contract customer support, and is deemed to be a deliverable in each arrangement and accounted for as a separate element. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Additional information on our revenue backlog can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Manufacturing and Suppliers

Our manufacturing operations consist primarily of a network of contract manufacturers around the globe to manufacture many of our products, components and subassemblies, and Original Equipment Manufacturers, or OEMs, from whom we purchase finished assemblies. Our products undergo testing and quality assurance at the final assembly stage. In addition to our external manufacturing operations, we also have an internal manufacturing operation consist primarily of configuring into complete systems the products, board sets, subassemblies and components purchased from third parties, and final assembly and testing of some board sets, software, related hardware components and complete systems.  We depend on sole-source suppliers for certain key hardware product components and finished goods, including some critical items. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated manufacturing facilities, primarily for final assembly and testing of certain products, are located in Kfar Saba, Israel, and Dublin, Ireland. Our contract manufacturers and OEMs manufacture our products at a relatively limited number of different facilities located throughout the world and, in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Because some of our manufacturing or our contract manufacturers’ operations are located outside of the United States, including in Israel, Ireland, China, Mexico and Thailand, those manufacturing operations are also subject to additional challenges and risks associated with international operations.  For these and other risks associated with our manufacturing operations, see “Risk Factors” in Item 1A of this Form 10-K.

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets as well as a generic media platform for the media industry to host our own as well as our partner solutions. Having helped establish the digital media technology industry, we are building on a 25+ year heritage of innovation and leadership in developing content-creation solutions and platforms. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution and monetization tools as well as the media platform. These tools operate primarily on the Mac and on Windows platforms, whereas the media platform primarily operates on Linux platforms. Our R&D efforts also include highly optimized media storage solutions, standards-based media transfer and media asset management tools, as well as ingest and playout solutions to cover the entire workflow. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to an internationally based partner in Kiev, Ukraine. Our R&D expenditures for 2017, 2016 and 2015 were $68.2 million, $81.6 million and $95.9 million, respectively, which represented 16%, 16% and 19% of our total net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Berkeley, California; Munich, Germany; Kaiserslautern, Germany; Kfar Saba, Israel; Szczecin, Poland; and Montreal, Canada. We also partner with a vendor in Kiev, Ukraine for outsourced R&D services.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At February 8, 2018, we held 125 U.S. patents, with expiration dates through 2037, and had 14 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Everywhere, MediaCentral, Media Composer, Pro Tools and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

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

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, the Middle East, Asia and Australia. At December 31, 2017, our worldwide workforce consisted of 1,458 employees and 305 external contractors.

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

The media industry has rapidly and dramatically transformed over the past decade, and it is continuing to do so as a result of free content, minimal entry costs for creation and distribution, and expanded use of mobile devices. As a result, our traditional customers’ needs, businesses and revenue models are changing, often in ways that deviate from our traditional core strengths and bases. If we cannot anticipate these changes or adapt to them quickly, our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Because of the consumerization of the media industry, there is more pressure to create media that can be repurposed in a variety of ways in an efficient manner. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms, and diminished revenues from traditional advertising could cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer industry for us. Additionally, our customers may seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

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

The ongoing implementation of our strategy involves a number of risks and uncertainties. For example, we may need additional capital for research and development and other initiatives that we may not have access to on reasonable terms or at all. Additionally, our strategy requires us to develop expertise in new areas and establish new competencies either through talent acquisition or internal development, which we may not be able to successfully achieve. There is a risk that not all of our strategic plans will deliver the expected benefits within the anticipated time frames, or at all. Furthermore, as a part of our strategy, we are identifying and executing on opportunities to reduce operating costs. If we are unable to successfully execute on our strategy, our business, financial condition and results of operations could be adversely affected.

Our increased emphasis on a cloud strategy may give rise to risks that could harm our business.

We are devoting significant resources to the development of cloud-based technologies and service offerings where we have a limited operating history. Our cloud strategy requires continued investment in product development and cloud operations, as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether our cloud-based strategies will prove successful, or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

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

We operate in highly competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those available to us.

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

Our success depends on our ability to manage a number of risks associated with new products that we introduce, including timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand. There can be no assurance that our efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continually reviewing and implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. We have in the past undertaken, and expect to continue to undertake, various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. For example, in February 2016 we committed to a restructuring plan that encompassed a series of actions intended to more efficiently operate in a leaner, and more directed cost structure.  The actions included reductions in our workforce, facility consolidation, transferring resources to lower cost regions and reducing other third-party services costs.

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

We spend substantial time and money on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue. Additionally, our enterprise sales pattern has historically been uneven, with a higher percentage of a quarter's total sales occurring during the final weeks of each quarter, as is common in our industry.  Our long sales cycle for these products makes it difficult to predict when a given sales cycle will close.

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

If our customers do not renew their subscriptions for our services or if they renew on terms that are less favorable to us, our revenues may decline

We sell Pro Tools, Media Composer and Sibelius on a subscription basis pursuant to service agreements that are generally month-to-month or one year in length, and we intend to expand our subscription offerings to other products. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. These subscriptions may not be renewed at the same or a higher level of service, for the same number of seats/licenses or for the same duration of time, or at all. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We may not be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, the reliability of our subscription services, the prices of our services, the perceived information security of our systems and services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenues may decline.  Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

We obtain hardware product components and finished goods under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for certain hardware product components and finished goods, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced items. If any of our sole-source suppliers were to cease, suspend or otherwise limit production or shipment (due to, among other things, macroeconomic events, political crises or natural or environmental disasters or other occurrences), terminate our agreements or adversely modify supply terms or pricing, our ability to manufacture, distribute and service our products would be impaired and our business could be significantly harmed. We may not be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or on commercially reasonable terms. If we are forced to change sole source suppliers, due to a contract termination or other production cessation, it may take a significant amount of time and expenses to obtain substitute suppliers, during which time we may experience significant impact on our inventory, which may adversely impact our working capital, liquidity, results of operations or financial position. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position.

Our international operations expose us to legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. For example, sales to customers outside the United States accounted for 62%, 64% and 63%, of our total net revenues in 2017, 2016 and 2015, respectively. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Kiev, Ukraine, we have customer support activities in the Philippines, and we have operations in Poland and Israel as a result of our 2015 acquisition of Orad.

Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with compliance with myriad environmental, tax and export laws, as well as other business regulations in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

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

The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

We operate in a number of countries that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws, including China. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Although we have policies that mandate compliance with these anti-corruption laws and require training, we cannot assure you that these policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

Failure of our information systems or breaches of data security could impact our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, whether intentional or accidental, could harm our ability to conduct our business, impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or result in the unintentional disclosure of proprietary, sensitive or confidential information. With our development of Avid MediaCentral Platform, public and private marketplaces and cloud-based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Additionally, significant or repeated reductions in the performance, reliability, security or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers and content providers.

Information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance our systems and networks, external theft or attack, misconduct by our employees, contractors, or vendors, or many other causes such as power failures, earthquake, fire or other natural disasters. Such information system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, we could incur substantial remediation costs, including costs associated with repairing our information systems, implementing further data protection measures, engaging third-party experts and consultants, and increased insurance premiums.

Additionally, our cloud-based offerings depend on the availability and proper functioning of certain third-party services, including but not limited to cloud provider, database management, backup, monitoring and logging services. The failure or improper functioning of these third party services could lead to outages, security breaches and data losses, including loss of customer creative assets. If third-party services become unavailable, we may need to expend considerable resources identifying and integrating alternate providers.

We rely to a significant extent on manufacturing and hardware development vendors with operations in China and Thailand. This may reduce our control over the manufacturing activities, create uncertainty with respect to intended cost savings and expose our proprietary assets to greater risk of misappropriation. Changes to these vendor relationships may result in delays or disruptions that could harm our business.

We rely to a significant extent on vendors for the development and manufacture of certain of our hardware products, primarily in China and Thailand. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2017, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

Many of our contractors require access to our intellectual property and our confidential and proprietary information to perform their services. Protection of these assets in certain non-U.S. jurisdictions may be less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. These safeguards may be inadequate to prevent breaches. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

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

Our revenues and operating results depend significantly on our third-party reseller and distribution channels. Our failure to adequately manage our distribution channels for our products and services could adversely affect our revenues and gross margins and therefore our profitability.

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

We are dependent on the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part on our ability to retain these employees in a competitive job market. If we fail to appropriately match the skill sets of our employees to our needs, we may incur increased costs or experience challenges with execution of our strategic plan. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. In addition to compensation, we seek to foster an innovative work culture to retain employees. If we fail to maintain an inclusive and discrimination free workplace there is a risk that we may not be able to retain our employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. We continue to take actions to transform strategically, operationally and culturally and to achieve cost savings, all with the intent to drive improved operating performance both in the U.S. and internationally.

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

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues, and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and, as we offer more software products, our revenues may be more vulnerable to loss through piracy, which could result in revenue losses. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse, which could be costly. The legal regimes of certain foreign jurisdictions in which we operate, may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may infringe the patents or other intellectual property rights of third parties. Companies in the technology industry own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. We have received claims, and are subject to litigation alleging, that we infringe patents owned by third parties, and we may in the future be subject to such claims and litigation. Regardless of the scope or validity of such patents, or the merits of any patent claims by potential or actual litigants, we could incur substantial costs in defending intellectual property claims and litigation, and such claims and litigation could distract management’s attention from normal business operations. In addition, we provide indemnification provisions in agreements with certain customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that we will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to our products, and we have received claims for such indemnification. The results of any intellectual property litigation to which we are, or may become, a party, or for which we are required to provide indemnification, may require us to:

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

In order to complete an acquisition or investment transaction, we may need to obtain financing, including through borrowings or the issuance of debt or equity securities. This could potentially dilute existing stockholders. We may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could adversely affect our liquidity and financial condition, and potentially our credit ratings. We may not be able to consummate such financings on commercially reasonable terms, or at all, in which case our ability to complete desired acquisitions or investments and to implement our business strategy, and as a result our financial results, may be materially impaired. In addition, business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses and other items in intercompany transactions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon the resolution of an audit could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income and cash flows. In addition, our tax provision in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws - including the recently enacted U.S. tax reform on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, or TCJA, and the discovery of new information in the course of our tax return preparation process.

We may be subject to litigation, which, if adversely determined, could harm our business and operating results.

The costs of defending litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome in any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

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

In June 2016, voters in the United Kingdom, or U.K., approved the country’s exit from the European Union, and the U.K. government has commenced the legal process of leaving the European Union, typically referred to as “Brexit.” While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect of the referendum, and expected Brexit, has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit, could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

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

Generating and maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, supplemented from time to time with the proceeds of long-term debt and borrowings under our Credit Facility. We have the ability to borrow up to $10.0 million under the Credit Facility. We have also undertaken significant cost cutting measures, including, for example, pursuant to the restructuring plan we announced in February 2016, and we may take additional measures to further improve our liquidity. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our Credit Facility and therefore reduce available funds under the Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of this Form 10-K). If we are unable to generate sufficient cash flow or our borrowings are not sufficient, our liquidity may significantly decrease, which could have an adverse effect on our business.

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

As of December 31, 2017 we had $204 million of long-term indebtedness, including the Notes and borrowings under the Financing Agreement. This substantial level of indebtedness may:

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

We cannot make any assurance that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows to repay indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We recognized a significant amount of revenue in recent years due to the amortization of deferred revenue attributable to transactions occurring in the past. The reduction in deferred revenues resulted in increased revenue and gross margin and our reported net income for the fiscal years 2015 and 2016. Revenue from the amortization of deferred revenue will not recur to the same extent in future periods; as a result, there are no assurances that we will be able to report net income in future periods. In addition, as less revenue is recognized from deferred revenue amortization and we adopt a new accounting standard for revenue recognition, we may experience greater volatility in our quarterly and annual operating results.

As a result of our historical practice of providing Implied Maintenance Release PCS on many of our products, we were required, under accounting principles generally accepted in the United States of America, or GAAP, to recognize revenue for many of these transactions ratably over a period that typically ranged from three to six years. Due to changes in accounting rules, namely Accounting Standards Update, or ASU, No. 2009-13 and ASU No. 2009-14, and the cessation of our practice of providing Implied Maintenance Release PCS for many of our products, revenue from older transactions continues to be recognized and, in some cases, accelerated into revenue. This resulted in significant increases to revenue and declines in deferred revenue during 2015, 2016 and 2017. New sales of many of the same products now qualify for upfront recognition and do not add significantly to deferred revenue balances. As a result, revenue attributable to older transactions has been declining significantly in recent periods as corresponding deferred revenue is fully amortized and not being replenished by new transactions. Deferred revenue for the fiscal years 2015, 2016 and 2017 declined approximately $69 million, $123 million and $31 million, respectively.

The amortization of deferred revenue described above resulted in our reporting a smaller net loss of $14 million in 2017 and net income of approximately $48 million in 2016 and $2 million in 2015. With the impact of deferred revenue amortization declining significantly in future periods, there are no assurances that we will be able to report net income in future periods. In addition, declining amortization of deferred revenue will also make it more difficult to comply with the maximum leverage ratio requirement of our Financing Agreement. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) on January 1, 2018, which will require virtually all product sales to be recognized as revenue upon delivery, will further impact our deferred revenue balances since, upon adoption, using the modified retrospective method, we will be required to record a cumulative reduction of deferred revenue for many transactions that had qualified for subscription accounting under legacy GAAP. We expect that between $95 million and $115 million of the deferred revenue recorded as of December 31, 2017 will be eliminated upon adoption of ASC 606, on January 1, 2018. Following adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our products, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, our operating results may become more volatile as a result of the adoption.

The significant reduction of deferred revenue due to the factors described above will also result in increased volatility in future quarterly and annual periods, as revenue and operating results are more immediately impacted by current period sales and shipment activity. As a result, we may experience increased volatility in quarterly and annual operating performance in fiscal year 2018 and beyond.

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

Any attempt by the United States to withdraw from, or materially modify NAFTA, and certain other international trade agreements, or attempts to impose tariffs or otherwise limit international trade could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities is conducted in foreign countries, including Mexico and China. The current Administration has indicated that it is not supportive of certain existing international trade agreements, including the North American Free Trade Agreement, or NAFTA. The current Administration has also indicated that it may impose certain tariffs or consider other limitations on international trade.  If the U.S. takes action to withdraw from or materially modify NAFTA, or certain other international trade agreements, or to otherwise limit international trade, our business, financial condition and results of operations could be adversely affected.

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

We lease approximately 26,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and 24,000 square feet in Dublin, Ireland for the final assembly and distribution of our products. We also lease approximately 8,000 square feet in Singapore for our Asian headquarters.

We also lease office space for sales operations and research and development in several other domestic and international locations.

ITEM 3.	LEGAL PROCEEDINGS

Our industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described below, we are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters.

Class Action Lawsuit

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against the Company and certain of its executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of the Company’s common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to the Company’s disclosure surrounding the level of implementation of the Company’s Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, the Company moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to the Company’s motion to dismiss, and on August 21, 2017, the Company filed its reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. The Company expects the majority of the settlement to be funded by its insurers. Finalization of the settlement is subject to a number of conditions, including execution of definitive documentation and approval by the court.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol AVID. The table below shows the high and low sales prices of our common stock for each calendar quarter of the fiscal years ended December 31, 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	$6.07	$4.21	$8.33	$6.05
Second Quarter	$5.87	$4.45	$6.69	$5.26
Third Quarter	$5.53	$4.09	$9.78	$5.60
Fourth Quarter	$7.65	$3.99	$7.92	$3.99

On March 12, 2018, the last reported sale price of our common stock on the Nasdaq Global Select Market was $5.14 per share. The approximate number of holders of record of our common stock at March 12, 2018 was 262. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our Financing Agreement prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2012 through December 31, 2017 with the cumulative return during the period for:

•	the Nasdaq Composite Index (all companies traded on Nasdaq Capital, Global or Global Select Markets),

•	the 2017 Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2012 in our common stock, the Nasdaq Market Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the Nasdaq Composite Index,
and the Avid Peer Groups
Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. As a result, we compare our common stock returns to a peer group index, which was composed of Nasdaq traded companies selected by Avid to best represent its peers based on various criteria, including industry classification, number of employees and market capitalization.

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

The Avid Peer Group Index for 2017 was composed of: 3D Systems Corporation, Brightcove Inc., Carbonite, Inc., Commvault Systems Inc., Cray Inc., Extreme Networks, Inc., Harmonic Inc., MicroStrategy Incorporated, Monotype Imagine Holdings Inc., Progress Software Corporation, Quantum Corporation, RealNetworks, Inc., Shutterstock, Inc., and TiVo Corporation.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Net revenues (1)	$419,003	$511,930	$505,595	$530,251	$563,412
Cost of revenues	176,887	179,207	197,445	204,471	223,909
Gross profit	242,116	332,723	308,150	325,780	339,503
Operating expenses:
Research and development	68,212	81,564	95,898	90,390	95,249
Marketing and selling	106,257	110,338	122,511	133,049	133,890
General and administrative	53,892	61,471	74,109	81,181	77,578
Amortization of intangible assets	1,450	2,498	2,354	1,626	2,648
Restructuring costs (recoveries), net	7,059	12,837	6,305	(165)	5,370
Total operating expenses	236,870	268,708	301,177	306,081	314,735
Operating income	5,246	64,015	6,973	19,699	24,768
Other expense, net	(18,668)	(18,671)	(6,408)	(2,783)	(676)
(Loss) income before income taxes	(13,422)	45,344	565	16,916	24,092
Provision for (benefit from) income taxes	133	(2,875)	(1,915)	2,188	2,939
Net (loss) income	$(13,555)	$48,219	$2,480	$14,728	$21,153

Net (loss) income per share – basic and diluted	$(0.33)	$1.20	$0.06	$0.38	$0.54
Weighted-average common shares outstanding – basic	41,020	40,021	39,423	39,147	39,044
Weighted-average common shares outstanding – diluted	41,020	40,176	40,380	39,267	39,070

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

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$57,223	$44,948	$17,902	$25,056	$48,203
Working capital deficit (1)	(61,753)	(86,931)	(167,450)	(157,492)	(133,517)
Total assets	234,684	249,581	247,926	191,599	235,142
Deferred revenues (current and long-term amounts)	194,613	225,684	348,382	414,840	466,832
Long-term liabilities (1)	287,174	281,556	272,599	222,641	270,594
Total stockholders’ deficit	(268,570)	(269,911)	(329,572)	(341,070)	(359,335)

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

EXECUTIVE OVERVIEW

Business Overview

We develop, market, sell, and support software, hardware and integrated solutions for video and audio content creation, management and distribution. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products and solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Our mission is to enable our clients to create, connect and collaborate through continuous innovation of an open media ecosystem, powerful common platform and tools. Our clients rely on Avid to create the most prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events and news broadcasts. Avid has been honored for technological innovation with 15 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. Our creative tools and workflow solutions were used in all 2018 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Original Score and used in the winner of Best Picture.

Operations Overview

Our strategy for connecting creative professionals and media organizations with audiences in a more powerful, efficient, collaborative, and profitable ways leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, and enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible media production and distribution environment for the media industry. Our Avid Advantage Support Plans reinforce our strategy by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. In addition, the Avid Customer Association, or ACA, was established as the world’s most innovative and influential media technology community representing thousands of organizations and over 20,000 professionals from all levels of the industry. The ACA fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had approximately 94,000 paying cloud-enabled subscribers at the end of 2017, a 54% increase from 2016. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as an increasing portion of our total revenue is recognized ratably rather than up front, and as new product offerings are sold at a wider variety of price points.

As a complement to our strategy, we have implemented programs to reduce costs, increase operational efficiencies, align talent and enhance our business, including the cost efficiency program announced in February 2016. The cost efficiency program encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially completed in 2017.

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

Over the course of the last few years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including our Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence, or VSOE, of fair value was not available, we concluded that Implied Maintenance Release PCS for our Pro Tools 12 product lines had also ended. Our determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

Stock-Based Compensation

We account for stock-based compensation at fair value. The vesting of stock options and restricted stock awards may be based on time, performance, market conditions, or a combination of time, performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

We generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends, we have no present intention to pay cash dividends and our current credit agreement precludes us from paying dividends. Our expected stock-price volatility assumption is based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience, considering the exercise behavior of past grants and models the pattern of aggregate exercises. The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share.

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

On December 22, 2017, the act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly known as the Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. See Note N for a discussion on the applicable portions of the TCJA to the Company and the provisional amounts included in the financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

Based on the magnitude of our gross deferred tax assets, which totaled approximately $308.3 million at December 31, 2017, after revaluation for the TCJA U.S. corporate income tax rate reduction, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax provision or benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of provision or benefit to recognize in the financial statements.  The amount of provision or benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net revenues:
Product revenues	50.0%	55.3%	66.5%
Services revenues	50.0%	44.7%	33.5%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.2%	35.0%	39.1%
Gross margin	57.8%	65.0%	60.9%
Operating expenses:
Research and development	16.3%	15.9%	19.0%
Marketing and selling	25.4%	21.6%	24.2%
General and administrative	12.8%	12.0%	14.7%
Amortization of intangible assets	0.3%	0.5%	0.5%
Restructuring costs, net	1.7%	2.5%	1.2%
Total operating expenses	56.5%	52.5%	59.6%
Operating income	1.3%	12.5%	1.3%
Interest and other expense, net	(4.5)%	(3.7)%	(1.2)%
(Loss) income before income taxes	(3.2)%	8.8%	0.1%
Benefit from income taxes	—%	(0.6)%	(0.4)%
Net (loss) income	(3.2)%	9.4%	0.5%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly and annual operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” of this Form 10-K.

Net Revenues for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$114,787	$(40,621)	(26.1)%	$155,408
Audio products and solutions	94,674	(33,028)	(25.9)%	127,702
Total products and solutions	209,461	(73,649)	(26.0)%	283,110
Services	209,542	(19,278)	(8.4)%	228,820
Total net revenues	$419,003	$(92,927)	(18.2)%	$511,930

Net Revenues for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Net Revenues	$	%	Net Revenues
Video products and solutions	$155,408	$(46,151)	(22.9)%	$201,559
Audio products and solutions	127,702	(7,110)	(5.3)%	134,812
Total products and solutions	283,110	(53,261)	(15.8)%	336,371
Services	228,820	59,596	35.2%	169,224
Total net revenues	$511,930	$6,335	1.3%	$505,595

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
United States	38%	36%	37%
Other Americas	7%	8%	7%
Europe, Middle East and Africa	39%	40%	41%
Asia-Pacific	16%	16%	15%

Video Products and Solutions Revenues

2017 Compared to 2016

Video products and solutions revenues decreased $40.6 million, or 26.1%, for 2017, compared to 2016. The decrease in video revenues was primarily due to lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010. As a result of our adoption of ASU No. 2009-13 and ASU No. 2009-14 on January 1, 2011, many of our product orders now qualify for upfront revenue recognition; however, prior to adoption of this accounting guidance, the same orders required ratable recognition over periods of up to eight years. Deferred revenue associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 was largely amortized in 2016.

2016 Compared to 2015

Video products and solutions revenues decreased $46.2 million, or 22.9%, for 2016, compared to 2015. The decrease during 2016 was primarily due to delayed purchasing decisions of shared storage solutions by customers anticipating our next-generation shared storage product.  Video products and solutions revenues for 2015 were also higher due to the determination during 2015 that Implied Maintenance Release PCS on Media Composer 8.0 had ended which resulted in increased product revenue for the prior period reflecting the recognition of older orders that then qualified for the residual method of accounting. Also contributing to the decrease in revenues were more volatile market conditions in the Tier 1 enterprise space, particularly in Europe, and the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Audio Products and Solutions Revenues

2017 Compared to 2016

Audio products and solutions revenues decreased $33.0 million, or 25.9%, for 2017, compared to 2016. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during 2016 as a result of the cessation of Implied Maintenance Release PCS for Pro Tools, which revenue did not recur in 2017. The decrease was also due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

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

Services Revenues

2017 Compared to 2016

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $19.3 million, or 8.4%, decrease in services revenues for 2017, compared to 2016, was primarily due to the accelerated revenue recognition of maintenance contracts and increasing conversion rates of new maintenance contracts into revenue as the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer existed during 2016.  The previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 also contributed to the decreases.

2016 Compared to 2015

The $59.6 million, or 35.2%, increase in services revenues for 2016, compared to 2015, was primarily the result of the determination that Implied Maintenance Release PCS on Pro Tools 12 no longer existed, which resulted in (i) accelerated revenue recognition of existing maintenance contracts that were previously being recognized over a longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period and (ii) increasing conversion rates of new maintenance contracts into revenue, since new maintenance contracts are now recognized over their contractual term rather than a much longer period of Implied Maintenance Release PCS. The increases were partially offset by the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Revenue Backlog

At December 31, 2017, we had revenue backlog of approximately $536 million, of which approximately $243 million is expected to be recognized in the next twelve months, compared to $429 million at December 31, 2016. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues in our balance sheet and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018, which will require virtually all product sales to be recognized as revenue upon delivery, will further impact our deferred revenue balances since, upon adoption using the modified prospective method, we will be required to record a cumulative reduction of deferred revenue for any transaction that had qualified for subscription accounting under legacy GAAP. Since deferred revenue is a component of our backlog, the adoption of ASC 606 will also result in a decrease in our backlog. While we are still finalizing the impact of this new accounting standard, we expect between $95 million and $115 million of the deferred revenue component of backlog recorded as of December 31, 2017 will be eliminated upon adoption of ASC 606 on January 1, 2018. Upon adoption of ASC 606, we expect to recognize a greater proportion of revenue upon delivery of our product, whereas some of our current product sales are initially recorded in deferred revenue and recognized over a long period of time. Accordingly, our operating results may become more volatile as a result of the adoption.

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

Costs of Revenues for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$112,606	$1,027	0.9%	$111,579
Services	56,481	(3,347)	(5.6)%	59,828
Amortization of intangible assets	7,800	—	—%	7,800
Total cost of revenues	176,887	(2,320)	(1.3)%	179,207

Gross profit	$242,116	$(90,607)	(27.2)%	$332,723

Costs of Revenues for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Costs	$	%	Costs
Products	$111,579	$(20,302)	(15.4)%	$131,881
Services	59,828	(1,673)	(2.7)%	61,501
Amortization of intangible assets	7,800	3,737	92.0%	4,063
Total costs of revenues	179,207	(18,238)	(9.2)%	197,445

Gross profit	$332,723	$24,573	8.0%	$308,150

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2017 decreased to 57.8%, from 65.0% for 2016. The decrease was primarily due to the decreased revenue from our products and services as discussed above, including the impact of the cessation of Pro Tools Implied Maintenance Release PCS in 2016, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Years Ended December 31, 2017, 2016 and 2015
	2017 Gross Margin %	Decrease in Gross Margin %	2016 Gross Margin %	(Decrease) Increase in Gross Margin %	2015 Gross Margin %
Products	46.2%	(14.4)%	60.6%	(0.2)%	60.8%
Services	73.0%	(0.9)%	73.9%	10.2%	63.7%
Total Gross Margin	57.8%	(7.2)%	65.0%	4.1%	60.9%

2017 Compared to 2016

The products gross margin percentage for 2017 decreased to 46.2% from 60.6% for 2016, and the services gross margin percentage decreased 0.9% from 2016. The decreases were primarily due to the decreased revenue from our products and services as discussed above, including the impact of the cessation of Pro Tools Implied Maintenance Release PCS in 2016, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

2016 Compared to 2015

The products gross margin percentage for 2016 was effectively unchanged from 2015. The increase in services gross margin percentage for 2016, compared to 2015, was attributable to the revenue recognized as a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 ended in 2016, as well as the effects of our cost efficiency program.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development expenses	$68,212	$(13,352)	(16.4)%	$81,564
Marketing and selling expenses	106,257	(4,081)	(3.7)%	110,338
General and administrative expenses	53,892	(7,579)	(12.3)%	61,471
Amortization of intangible assets	1,450	(1,048)	(42.0)%	2,498
Restructuring costs, net	7,059	(5,778)	(45.0)%	12,837
Total operating expenses	$236,870	$(31,838)	(11.8)%	$268,708

Operating income	$5,246	$(58,769)	(91.8)%	$64,015

Operating Expenses and Operating Income for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Expenses	$	%	Expenses
Research and development expenses	$81,564	$(14,334)	(14.9)%	$95,898
Marketing and selling expenses	110,338	(12,173)	(9.9)%	122,511
General and administrative expenses	61,471	(12,638)	(17.1)%	74,109
Amortization of intangible assets	2,498	144	6.1%	2,354
Restructuring costs, net	12,837	6,532	103.6%	6,305
Total operating expenses	$268,708	$(32,469)	(10.8)%	$301,177

Operating income	$64,015	$57,042	818.0%	$6,973

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $13.4 million, or 16.4%, during the year ended December 31, 2017, compared to 2016. The table below provides further details regarding the changes in components of R&D expense.

Year-Over-Year Change in R&D Expenses for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016		2016 Decrease From 2015
	$	%	$	%
Personnel-related	$(7,074)	(15.6)%	$(6,696)	(12.6)%
Facilities and information technology	(2,626)	(15.9)%	(358)	(2.1)%
Consulting and outside services	(2,594)	(17.3)%	(3,297)	(18.4)%
Computer hardware and supplies	(621)	(36.0)%	(3,646)	(67.9)%
Other expenses	(437)	(14.6)%	(337)	(13.0)%
Total research and development expenses decrease	$(13,352)	(16.4)%	$(14,334)	(14.9)%

2017 Compared to 2016

The decreases in all R&D expense categories for 2017, compared to 2016, were primarily the result of our cost efficiency program.

2016 Compared to 2015

The decrease in personnel-related expenses for 2016, compared to 2015, was primarily the result of our cost efficiency program. The decreases in computer hardware and supplies and consulting and outside services were primarily due to the timing of certain development projects as we develop new products and solutions consistent with our strategic vision. The computer hardware and supplies expenses for 2015 were also higher due to the development of VENUE S6L.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $4.1 million, or 3.7%, during the year ended December 31, 2017, compared to 2016. The table below provides further details regarding the changes in components of marketing and selling expense.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017 (Decrease)/Increase From 2016		2016 (Decrease)/Increase From 2015
	$	%	$	%
Personnel-related	$(6,297)	(8.0)%	$(12,376)	(14.4)%
Foreign-exchange losses	5,724	(920.0)%	607	49.4%
Advertising and promotions	(1,855)	(20.3)%	(1,041)	(19.4)%
Consulting and outside services	(1,285)	(26.7)%	(3,224)	(26.0)%
Other expenses	(1,107)	(37.4)%	747	6.7%
Facilities and information technology	739	5.0%	3,114	34.1%
Total marketing and selling expenses decrease	$(4,081)	(3.7)%	$(12,173)	(9.9)%

2017 Compared to 2016

The decreases in personnel-related, advertising and promotions, consulting and outside services expenses for 2017, compared to 2016, were primarily the result of our cost efficiency program. The decrease in other expenses for 2017 was primarily due to the decrease in bad debt reserve. During 2017, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $5.1 million, compared to gains of $0.6 million in 2016.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $7.6 million, or 12.3%, during the year ended December 31, 2017, compared to 2016. The table below provides further details regarding the changes in components of general and administrative expense.

Year-Over-Year Change in G&A Expenses for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017 (Decrease)/Increase From 2016		2016 (Decrease)/Increase From 2015
	$	%	$	%
Consulting and outside services	$(5,471)	(29.5)%	$(1,115)	(6.6)%
Facilities and information technology	(1,179)	(11.6)%	754	8.0%
Acquisition and related integration	(789)	(100.0)%	(8,970)	(80.9)%
Other expenses	(297)	(5.8)%	(367)	(4.5)%
Personnel-related	157	0.6%	(2,940)	(10.3)%
Total general and administrative expenses decrease	$(7,579)	(12.3)%	$(12,638)	(17.1)%

2017 Compared to 2016

The decrease in consulting and outside services expenses for 2017, compared to 2016, was primarily the result of legal settlement gains offsetting legal professional services expenses in 2017. The decrease in facilities and information technology was primarily the result of our cost efficiency program. The decrease in acquisition and related integration expenses was due to Orad acquisition related integration work completed in 2016.

2016 Compared to 2015

The decrease in acquisition and related integration expenses for 2016, compared to 2015, was primarily the result of more outside professional and consulting services used during 2015 when we actively engaged in acquisition related activities. The decrease in personnel-related expenses was primarily the result of our cost efficiency program and decreased stock-based compensation costs. The decrease in consulting and outside services expenses was primarily the result of decreases in litigation expenses and contractors costs. The increase in facilities and information technology expenses was primarily due to the rent expenses associated with Orad Israel facility, which was acquired in June 2015, and our new facility in Boca Raton, Florida opened in March 2016.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017 Decrease From 2016		2016 Increase From 2015
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$—	—%	$3,737	92.0%
Amortization of intangible assets recorded in operating expenses	(1,048)	(42.0)%	144	6.1%
Total amortization of intangible assets	$(1,048)	(10.2)%	$3,881	60.5%

2017 Compared to 2016

The decrease in amortization of intangible assets for 2017, compared to 2016, was the result of two intangible assets, customer relationships acquired through acquisitions, fully amortized in 2016. We expect amortization of intangible assets to be approximately $9.3 million in 2018 and $4.3 million in 2019. See Note I, Intangible Assets and Goodwill, to our Consolidated Financial Statements in Item 8 of the Form 10-K for further information regarding our identifiable intangible assets.

2016 Compared to 2015

The increase in amortization of intangible assets for 2016, compared to 2015, was the result of the intangible assets that we acquired through our acquisition of Orad in June 2015.

Restructuring Costs, Net

In February 2016 we committed to a restructuring plan that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These included reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions, and reducing other third-party services costs.

During the year ended December 31, 2015, we recorded restructuring costs of $5.8 million, which represented an initial elimination of 111 positions worldwide during January and February of 2016. We also recorded restructuring costs revisions of $0.5 million in 2015 based on the updated sublease assumption for our Mountain View, California facility that was partially abandoned in 2012.

During the year ended December 31, 2016, we recorded restructuring costs of $10.0 million, which represented an additional 138 positions eliminated during 2016 and 141 positions eliminated during the first quarter of 2017. We also recorded $2.0 million of facility restructuring charge for the partial closure of the facilities in Burlington, and revisions of $0.8 million based on the updated sublease assumption for our Mountain View, California facility that was partially abandoned in 2012.

During the year ended December 31, 2017, we recorded restructuring costs of $3.1 million for an additional 102 positions eliminated during 2017 and the first quarter of 2018, and recoveries of $1.1 million as a result of revised severance estimates. During 2017, we further consolidated workspaces and vacated our facilities in Taiwan and Boca Raton, Florida, and a portion of facilities in Burlington, Massachusetts, Mt View, California and Pinewood, U.K. We recorded $5.1 million of restructuring charge for the closure and partial closure of the facilities, which included $3.2 million of related leasehold assets write-off.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Income (Expense)	$	%	Income (Expense)
Interest income	$535	$535	100.0%	$—
Interest expense	(19,964)	(1,061)	5.6%	(18,903)
Other income (expense), net	761	529	228.0%	232
Total interest and other income (expense), net	$(18,668)	$3	—%	$(18,671)

Interest and Other Income (Expense) for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Income (Expense)	$	%	Income (Expense)
Interest income	$—	$(113)	(100.0)%	$113
Interest expense	(18,903)	(12,557)	197.9%	(6,346)
Other income (expense), net	232	407	(232.6)%	(175)
Total interest and other income (expense), net	$(18,671)	$(12,263)	191.4%	$(6,408)

2017 Compared to 2016

The increase in interest expense for 2017 compared to 2016, was due to the interest on our Term Loan and Notes, and accretion of debt discount related to the Notes. See Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

2016 Compared to 2015

The increase in interest expense for 2016 compared to 2015, was due to the interest on our Term Loan and Notes, which were issued in mid-2015, and accretion of debt discount related to the Notes.

Provision for (Benefit from) Income Taxes

Provision for (Benefit from) Income Taxes for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Provision	$	%	Benefit
Provision for (Benefit from) income taxes	$133	$3,008	(104.6)%	$(2,875)

Benefit from Income Taxes for the Years Ended December 31, 2016 and 2015
(dollars in thousands)
	2016	Change		2015
	Benefit	$	%	Provision
Benefit from income taxes	$(2,875)	$(960)	50.1%	$(1,915)

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was (1.0)%, (6.3)% and (338.9)%, respectively, for 2017, 2016 and 2015.

The increase in our 2017 provision was primarily driven by the non-recurring $3.2 million discrete benefit in 2016 for the change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition. Our 2017 provision includes a $0.8 million benefit related to refundable alternative minimum, or AMT, tax credits resulting from the TCJA. This benefit was largely offset by an $0.8 million increase in our reserve for uncertain tax positions related to an Israel audit issue. Our 2016 benefit from income taxes was primarily due to a change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition. The amount of the benefit included in the tax provision was $3.2 million. Our 2015 benefit included a $6.5 million benefit resulting from the creation of a deferred tax liability associated with the portion of our Notes offering that was classified within stockholders’ equity. The benefit was partially offset by increased foreign taxes which included a $2.3 million provision for uncertain tax positions. After taking into account these tax items, the remaining 2016 tax benefit increase is due to a decrease in foreign taxes, primarily driven by the $1.5 million amortization of a deferred tax liability related to acquired intangible assets.

We early adopted ASU No. 2016-09 during the second quarter of 2016 on a modified retrospective basis. The adoption of new guidance had no impact on income taxes because of our significant accumulated deferred tax assets including the tax effects of net operating loss and tax credit carryovers. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2017 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

On December 22, 2017, the TCJA was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the TCJA; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. See Note N for a discussion of the portions of the TCJA applicable to us and the provisional amounts included in the financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $57.2 million as of December 31, 2017. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draws of up to a maximum of $10.0 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

In February 2016 we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, and more directed cost structure. These measures include reductions in our workforce, facilities consolidation, transferring certain business processes to lower cost regions and reducing other third-party services costs. The cost efficiency program was substantially completed as of December 31, 2017.

Financing Agreement

On February 26, 2016, we entered into the Financing Agreement with the lenders party thereto, or the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $100.0 million, or the Term Loan, and (b) a revolving credit facility of up to a maximum of $5.0 million in borrowings outstanding at any time, or the Credit Facility. We borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date, but did not borrow any amount under the Credit Facility as of the Closing Date. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the remaining $123.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. Prior to the maturity of the Credit Facility, any amounts borrowed under the Credit Facility may be repaid and, subject to the terms and conditions of the Financing Agreement, reborrowed in whole or in part without penalty.

On March 14, 2017, we entered into an Amendment to our Financing Agreement, with the lenders party thereto. The Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) consolidated total funded indebtedness to (b) consolidated EBITDA) such that following the Effective Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4.40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Effective Date, interest accrues on outstanding borrowings under the Credit Facility and the Term Loan at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), we entered into the Second Amendment to the Financing Agreement. The Second Amendment extended an additional $15.0 million loan to the Company, thereby increasing the aggregate principal amount of the Term Loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The Second Amendment also granted us the ability to use up to $15.0 million to purchase the Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

Financial terms and prepayments. Effective with the Amendment to the Financing Agreement, interest accrues on outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. The Term Loan is subject to a $1.25 million mandatory principal amortization per quarter commencing in June 2016. As a result of the Second Amendment, the additional $15.0 million borrowed is subject quarterly principal payments of $0.2 million commencing in March

2018. We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. We must pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum on an amount equal to (1) the total lending commitments under the Credit Facility less (2) the average daily amount of the outstanding borrowings under the Credit Facility during the immediately preceding month. During the term of the Credit Facility, we are entitled to reduce the maximum amounts of the Lenders’ commitments under the Credit Facility, subject to the payment of certain fees based on the amount of any reduction. In addition, subject to limited exceptions we will be required to prepay the borrowings under the Financing Agreement with proceeds it receives from specified events, including sales of assets, tax refunds, legal judgments and settlements, third party indemnities insurance proceeds and condemnation awards. Each year we will be required to prepay the borrowings under the Financing Agreement in an amount equal to 50% of our excess cash flow.

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

Financial and other covenants. The Financing Agreement, as amended, contains customary representations and warranties and covenants.  These include covenants requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) of no greater than 3.50:1.00 for the four quarters ending March 31, 2017, 4.20:1.00 for the four quarters ending June 30, 2017, 4.75:1.00 for the four quarters ending September 30, 2017, 4.80:1.00 for the four quarters ending December 31, 2017, 4.40:1 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00.  The Financing Agreement also restricts us from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2017, we were in compliance with these covenants.

Our ability to satisfy the Leverage Ratio covenant in the future is heavily dependent on our ability to increase bookings and billings above levels experienced over the last twelve months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, and (iv) volatility in currency rates. In addition to the impact of new bookings and billings, GAAP revenues recognized as the result of the existence of Implied Maintenance Release PCS in prior periods completed in 2017, which will have an adverse impact on our Leverage Ratio.

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

2.00% Convertible Senior Notes

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020, or the Notes. The net proceeds from the offering were $120.3 million after deducting the offering expenses. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. In connection with the offering of the Notes, on June 9, 2015, we entered into a capped call derivative transaction with a third party, or the Capped Call. The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by us when and if the Notes are converted. The Capped Call expires on June 15, 2020.

We have repurchased some of the Notes for cash and, as a result, as of December 31, 2017, the outstanding principal amount of the Notes was $123.0 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$8,936	$(49,195)	$(34,026)
Net cash used in investing activities	(6,123)	(15,577)	(81,796)
Net cash provided by financing activities	8,375	91,452	109,558
Effect of foreign currency exchange rates on cash and cash equivalents	1,087	366	(890)
Net increase (decrease) in cash and cash equivalents	$12,275	$27,046	$(7,154)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $8.9 million for the year ended December 31, 2017. The significant improvement compared to prior years was primarily attributable to significantly lower operating expenses as the result of our cost efficiency program, and significantly lower inventory purchases due to improved inventory management.

Cash Flows from Investing Activities

For the year ended December 31, 2017, the net cash flow used in investing activities reflected $7.9 million used for the purchase of property and equipment, and $1.8 million released from the cash collateral for our letters of credit. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities, and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2017, the net cash flow provided by financing activities reflected the additional $15.0 million term loan and $0.7 million issuance costs paid for the Second Amendment to the Financing Agreement entered into in November 2017. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $123 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table outlines our contractual payment obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Notes	$123,000	$—	$123,000	$—	$—
Term Loan	106,250	5,750	100,500	—	—
Operating leases	40,285	13,942	18,576	5,208	2,559
Unconditional purchase obligations (a)	24,415	24,415	—	—	—
	$293,950	$44,107	$242,076	$5,208	$2,559

(a)
At December 31, 2017, we had entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$1,500	$1,500	$—	$—	$—
Stand-by letters of credit	3,492	944	2,093	167	288
	$4,992	$2,444	$2,093	$167	$288
The Term Loan will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the outstanding principal of the Notes has not been repaid or refinanced by such time. The Notes mature in June 2020 and are convertible into cash, shares of Avid’s common stock or a combination of cash and shares of common stock, at our election. See more details in Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K.

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2017, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

In addition, we have letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.1 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2018 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We adopted the revised guidance during the first quarter of 2017. The adoption of ASU 2017-04 had no immediate impact on our condensed consolidated financial statements upon adoption, however, it could impact the calculation of goodwill impairments in future periods.

On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the TCJA, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. See Note N for a discussion on the applicable portions of the TCJA to us and the provisional amounts included in the financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

Recent Accounting Pronouncements to be Adopted

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is the final updated standard on revenue recognition. The standard supersedes the most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We must adopt ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 with ASU No. 2014-09 (collectively, the “new revenue standards”).

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. We will elect the modified transition method and expect the impact of the adoption will be material. We are in the final stages of completing implementation activities necessary to adopt Topic 606, including finalizing the deployment of a new revenue recognition system and the evaluation of contracts with unfulfilled performance obligations as of December 31, 2017.

The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018, which management expects will result in a decrease to stockholder’s deficit on January 1, 2018 of between $95 million and $115 million, because we will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, we will recognize a greater proportion of revenue upon delivery for our products that currently qualify as software deliverables, whereas some of our software product deliverables are currently recorded in deferred revenue and recognized over periods as long as six years (as described in detail in the “Significant Accounting Policies - Revenue Recognition” section above). Accordingly, as a greater proportion of product sales will qualify for recognition upon delivery rather than being recognized on a ratable basis over many years, our operating results may become more volatile as a result of the adoption. In addition, Topic 606 also requires more disclosures around revenue recognition to enable financial statements users to understand the nature, amount, timing and uncertainty of revenue and cash flows associated with contracts with customers. We will complete the remainder of its analysis during the first quarter of 2018.

We expect the tax effect of the adoption to be immaterial to operations as we have established a full valuation on its deferred tax assets for deferred revenue.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance, or COLI. Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The new guidance becomes effective for us on January 1, 2018. We do not expect this ASU to have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The new guidance becomes effective on January 1, 2018. We do not expect this ASU to have a material impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The new guidance becomes effective for us on January 1, 2018. We do not expect this ASU to have a material impact on our financial statements.

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

For the year ended December 31, 2017, 2016, and 2015, we recorded net losses (gains) of $5.1 million, $(0.6) million, and $(1.3) million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2017, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and borrowed an additional $15.0 million under the Term Loan on November 9, 2017. On March 14, 2017 (the “Amendment No. 1 Effective Date”), we entered into an amendment (the “First Amendment”) to the Financing Agreement, with the lenders party thereto. Following the Amendment No.1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. We also maintain a revolving Credit Facility that allows us to borrow up to $10.0 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

We issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture on June 15, 2015, and settled $2.0 million of our Notes on December 15, 2017. The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Boston, Massachusetts
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows of Avid Technology, Inc. and subsidiaries (the "Company") for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2016

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenues:
Products	$209,461	$283,110	$336,371
Services	209,542	228,820	169,224
Total net revenues	419,003	511,930	505,595
Cost of revenues:
Products	112,606	111,579	131,881
Services	56,481	59,828	61,501
Amortization of intangible assets	7,800	7,800	4,063
Total cost of revenues	176,887	179,207	197,445
Gross profit	242,116	332,723	308,150
Operating expenses:
Research and development	68,212	81,564	95,898
Marketing and selling	106,257	110,338	122,511
General and administrative	53,892	61,471	74,109
Amortization of intangible assets	1,450	2,498	2,354
Restructuring costs, net	7,059	12,837	6,305
Total operating expenses	236,870	268,708	301,177
Operating income	5,246	64,015	6,973
Interest income	535	—	113
Interest expense	(19,964)	(18,903)	(6,346)
Other income (expense), net	761	232	(175)
(Loss) income before income taxes	(13,422)	45,344	565
Provision for (benefit from) income taxes	133	(2,875)	(1,915)
Net (loss) income	$(13,555)	$48,219	$2,480

Net (loss) income per common share – basic and diluted	$(0.33)	$1.20	$0.06

Weighted-average common shares outstanding – basic	41,020	40,021	39,423
Weighted-average common shares outstanding – diluted	41,020	40,176	40,380

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(13,555)	$48,219	$2,480

Other comprehensive income (loss):
Foreign currency translation adjustments	7,470	(1,717)	(6,566)

Comprehensive (loss) income	$(6,085)	$46,502	$(4,086)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$57,223	$44,948
Accounts receivable, net of allowances of $11,142 and $8,618 at December 31, 2017 and 2016, respectively	40,134	43,520
Inventories	38,421	50,701
Prepaid expenses	8,208	6,031
Other current assets	10,341	5,805
Total current assets	154,327	151,005
Property and equipment, net	21,903	30,146
Intangible assets, net	13,682	22,932
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,318	1,245
Other long-term assets	10,811	11,610
Total assets	$234,684	$249,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,160	$26,435
Accrued compensation and benefits	25,466	25,387
Accrued expenses and other current liabilities	31,549	34,088
Income taxes payable	1,815	1,012
Short-term debt	5,906	5,000
Deferred revenues	121,184	146,014
Total current liabilities	216,080	237,936
Long-term debt	204,498	188,795
Long-term deferred tax liabilities, net	—	913
Long-term deferred revenues	73,429	79,670
Other long-term liabilities	9,247	12,178
Total liabilities	503,254	519,492

Commitments and contingencies (Note K)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares issued, and 41,356 shares and 40,727 shares outstanding at December 31, 2017 and 2016, respectively	423	423
Additional paid-in capital	1,035,808	1,043,063
Accumulated deficit	(1,284,703)	(1,271,148)
Treasury stock at cost, net of reissuances, 983 shares and 1,612 shares at December 31, 2017 and 2016, respectively	(17,672)	(32,353)
Accumulated other comprehensive loss	(2,426)	(9,896)
Total stockholders’ deficit	(268,570)	(269,911)
Total liabilities and stockholders’ deficit	$234,684	$249,581

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2015	42,339	(3,045)	423	1,049,969	(1,321,798)	(68,051)	(1,613)	(341,070)

Stock issued pursuant to employee stock plans		823		(14,215)		17,691		3,476

Stock-based compensation				9,514				9,514

Convertible senior notes conversion feature (net of taxes of $6,493 and net of issuance cost of $1,088)				20,718				20,718

Purchase of capped call transaction				(10,125)				(10,125)

Repurchase of common stock		(587)		(23)		(7,976)		(7,999)

Net income					2,480			2,480

Other comprehensive loss							(6,566)	(6,566)
Balances at December 31, 2015	42,339	(2,809)	423	1,055,838	(1,319,318)	(58,336)	(8,179)	(329,572)

Cumulative-effect adjustment due to adoption of ASU No. 2016-09				49	(49)			—

Stock issued pursuant to employee stock plans		1,197		(20,740)		25,983		5,243

Stock-based compensation				7,916				7,916

Net income					48,219			48,219

Other comprehensive loss							(1,717)	(1,717)
Balances at December 31, 2016	42,339	(1,612)	423	1,043,063	(1,271,148)	(32,353)	(9,896)	(269,911)

Stock issued pursuant to employee stock plans		629		(15,565)		14,681		(884)

Stock-based compensation				8,311				8,311

Net loss					(13,555)			(13,555)

Other comprehensive income							7,470	7,470

Partial retirement of convertible senior notes conversion feature				(5)				(5)

Partial unwind capped call cash receipt				4				4
Balances at December 31, 2017	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(13,555)	$48,219	$2,480
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,337	25,479	20,088
(Recovery) provision for doubtful accounts	(340)	886	(23)
Stock-based compensation expense	8,311	7,916	9,514
Non-cash provision for restructuring	3,191	1,137	—
Non-cash interest expense	8,951	9,620	2,890
Unrealized foreign currency transaction losses (gains)	7,336	(2,599)	(7,013)
Benefit from deferred taxes	(873)	(1,842)	(6,693)
Changes in operating assets and liabilities:
Accounts receivable	3,800	14,321	2,442
Inventories	12,280	(2,628)	3,056
Prepaid expenses and other assets	(7,567)	(1,839)	10,000
Accounts payable	3,606	(18,959)	11,232
Accrued expenses, compensation and benefits and other liabilities	(8,189)	(6,280)	(11,842)
Income taxes payable	800	(9)	(1,041)
Deferred revenues	(31,152)	(122,617)	(69,116)
Net cash provided by (used in) operating activities	8,936	(49,195)	(34,026)

Cash flows from investing activities:
Purchases of property and equipment	(7,877)	(11,003)	(15,330)
Increase in other long-term assets	(36)	(30)	(43)
Payments for business acquisitions, net of cash acquired	—	—	(65,967)
Decrease (increase) in restricted cash	1,790	(4,544)	(456)
Net cash used in investing activities	(6,123)	(15,577)	(81,796)

Cash flows from financing activities:
Proceeds from long-term debt	16,694	100,000	120,401
Repayment of debt	(6,735)	(3,750)	—
Payments for repurchase of common stock	—	—	(7,999)
Cash paid for capped call transaction	—	—	(10,125)
Proceeds from the issuance of common stock under employee stock plans	445	6,184	5,035
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,329)	(941)	(1,559)
Proceeds from revolving credit facilities	—	25,000	70,500
Payments on revolving credit facilities	—	(30,000)	(65,500)
Payments for credit facility issuance costs	(700)	(5,041)	(1,195)
Net cash provided by financing activities	8,375	91,452	109,558

Effect of exchange rate changes on cash and cash equivalents	1,087	366	(890)
Net increase (decrease) in cash and cash equivalents	12,275	27,046	(7,154)
Cash and cash equivalents at beginning of year	44,948	17,902	25,056
Cash and cash equivalents at end of year	$57,223	$44,948	$17,902

Supplemental information:
Cash (refunded) paid for income taxes, net	$(100)	$1,587	$2,251
Cash paid for interest	10,966	9,302	3,456
Non-cash transaction – property and equipment included in accounts payable or accruals	30	119	500
Non-cash transaction – unpaid issuance costs for long-term debt	—	—	130

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS

Description of Business

Avid Technology, Inc. (“Avid” or the “Company”) develops, markets, sells, and supports software, hardware and integrated solutions for video and audio content creation, management and distribution. The Company does this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. The Company’s products and solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using Avid’s products and solutions include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content.

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and, other than the event disclosed in Note Q, no other subsequent events required recognition or disclosure in these financial statements.

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

Over the course of the last few years, in connection with a strategic initiative to increase support and other recurring revenue streams, the Company has taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of its products, including the Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, the Company concluded that Implied Maintenance Release PCS for its Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented the Company from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, the Company concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million, reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance for sales returns and exchanges – beginning of year	$7,861	$8,583	$9,510
Additions and adjustments to the allowance	14,494	9,325	8,468
Deductions against the allowance	(12,439)	(10,047)	(9,395)
Allowance for sales returns and exchanges – end of year	$9,916	$7,861	$8,583

The allowance for sales returns and exchanges, which is recorded as a reduction to gross accounts receivable, reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. Since many of the Company’s transactions require some or all of amounts invoiced to be recorded in deferred revenue under GAAP due to revenue recognition considerations, the Company has recorded reductions to deferred revenue of $2.4 million, $1.5 million and $3.2 million as of December 31, 2017, 2016 and 2015, respectively, to eliminate the estimated deferred revenue attributable to transactions already provided for by the sales, returns and exchanges allowance.

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

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts – beginning of year	$757	$643	$1,182
Bad debt (recovery) expense	(340)	886	(23)
Increase (reduction) in allowance for doubtful accounts	809	(772)	(516)
Allowance for doubtful accounts – end of year	$1,226	$757	$643

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

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. The Company derives more than half of it revenues from customers outside the United States. The business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income, cash flow and financial position. Foreign currency transaction and remeasurement losses and gains are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2017, 2016, and 2015 the Company recorded net losses (gains) of $5.1 million, $(0.6) million, and $(1.3) million respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

The Company measures cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and marketable securities consist primarily of money market investments, mutual funds and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in the Company’s deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other income (expense) in the Company’s statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long-term assets using other observable inputs. Other than the investments held in the Company’s deferred compensation plans, the Company held no marketable securities at December 31, 2017 or 2016. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

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

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

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

The Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, during the first quarter of 2017. The adoption of ASU 2017-04 had no immediate impact on the Company’s consolidated financial statements. The Company concluded that it has only one reporting unit and stockholders’ deficit of $268.6 million as of December 31, 2017. According to the revised guidance, the goodwill of reporting units with zero or negative carrying values will not be impaired.

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

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company periodically evaluates the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2017, 2016, and 2015 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

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

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation expense based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of time, performance and market conditions. The Company early adopted ASU No. 2016-09 during the second quarter of 2016 and made the company-wide accounting policy election to account for forfeitures when they occur.

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

Recently Adopted Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted the revised guidance during the first quarter of 2017. The adoption of ASU 2017-04 had no immediate impact on the Company’s consolidated financial statements upon adoption, however, it could impact the calculation of goodwill impairments in future periods.

On December 22, 2017, the President of the United States signed into law the tax reform act commonly known as the Tax Cuts and Jobs Act (TCJA). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance for companies that have not completed their accounting for the income tax effects of the TCJA, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. See Note N for a discussion on the applicable portions of the TCJA to the Company and the provisional amounts included in the financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

Recent Accounting Pronouncements to be Adopted

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is the final updated standard on revenue recognition. The standard supersedes the most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 with ASU No. 2014-09 (collectively, the “new revenue standards”).

Entities have the option of using either a full retrospective or a modified approach to adopt the new revenue standards. The Company will elect the modified transition method and expects the impact of the adoption will be material. The Company is in the final stages of completing implementation activities necessary to adopt Topic 606, including finalizing the deployment of a new revenue recognition system and the evaluation of contracts with unfulfilled performance obligations as of December 31, 2017.

The adoption will result in a significant cumulative reduction in deferred revenue as of January 1, 2018, which management expects will result in a decrease to stockholder’s deficit on January 1, 2018 of between $95 million and $115 million, because the Company will no longer require VSOE of fair value to recognize software deliverables with Implied Maintenance Release PCS upon delivery. Upon adoption of ASC 606, the Company will recognize a greater proportion of revenue upon delivery for its products that currently qualify as software deliverables, whereas some of the Company’s software product deliverables are currently recorded in deferred revenue and recognized over periods as long as six years (as described in detail in the “Significant Accounting Policies - Revenue Recognition” section above). Accordingly, as a greater proportion of product sales will qualify for recognition upon delivery rather than being recognized on a ratable basis over many years, the Company’s operating results may become more volatile as a result of the adoption. In addition, Topic 606 also requires more disclosures around revenue recognition to enable financial statements users to understand the nature, amount, timing and uncertainty of revenue and cash flows associated with contracts with customers. The Company will complete the remainder of its analysis during the first quarter of 2018.

The Company expects the tax effect of the adoption to be immaterial to operations as the Company has established a full valuation on its deferred tax assets for deferred revenue.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: 1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, 2) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, 3) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, 4) cash proceeds from the settlement of Corporate-Owned Life Insurance (COLI) Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities, and 5) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. The new guidance becomes effective for the Company on January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The new guidance becomes effective for the Company on January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The new guidance becomes effective for the Company on January 1, 2018. The Company does not expect this ASU to have a material impact on its financial statements.

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

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant periods, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s employees that vest based on performance conditions, market conditions, or a combination of performance and market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at December 31, 2017 and for the year ended December 31, 2016 and 2015, respectively.

	December 31, 2017	December 31, 2016	December 31, 2015
Options	2,290	3,670	1,901
Non-vested restricted stock units	3,063	729	470
Anti-dilutive potential common shares	5,353	4,399	2,371

The Company issued the Notes on June 15, 2015. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, the Company entered into a capped call transaction with a third party (the “Capped Call”) (see Note Q, Long-Term Debt and Credit Agreement). The Company uses the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares but the Company’s stock price was less than the conversion price at December 31, 2017, 2016 and 2015, and therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

E. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures deferred compensation investments on a recurring basis. At December 31, 2017 and 2016, the Company’s deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize the Company’s deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,743	$484	$1,259	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$2,035	$493	$1,542	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. At December 31, 2017, the net carrying amount of the Notes is $106.0 million, and the fair value of the Notes is approximately $104.9 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

F. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accounts receivable	$51,276	$52,138
Less:
Allowance for doubtful accounts	(1,226)	(757)
Allowance for sales returns and rebates	(9,916)	(7,861)
Total	$40,134	$43,520

G. INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Raw materials	$11,217	$10,481
Work in process	397	291
Finished goods	26,807	39,929
Total	$38,421	$50,701

At December 31, 2017 and 2016, finished goods inventory included $8.2 million and $8.6 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

H. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Computer and video equipment and software	$127,322	$120,853
Manufacturing tooling and testbeds	3,591	3,567
Office equipment	5,036	4,958
Furniture, fixtures and other	10,639	10,691
Leasehold improvements	34,779	34,780
	181,367	174,849
Less: Accumulated depreciation and amortization	159,464	144,703
Total	$21,903	$30,146

The Company capitalizes certain development costs incurred in connection with its internal use software. For the year ended December 31, 2017, the Company capitalized $1.9 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in computer and video equipment and software. There were $1.3 million and $5.1 million of contract labor and internal labor costs capitalized for the years ended December 31, 2016 and December 31, 2015, respectively. Internal use software is amortized on a straight line basis over its estimated useful life of three years, and the Company recorded $2.8 million, $3.0 million and $1.8 million of amortization expense during 2017, 2016 and 2015, respectively.

Depreciation and amortization expense related to property and equipment was $13.1 million, $15.2 million and $13.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

I.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,609	$(47,072)	$11,537	$57,994	$(38,657)	$19,337
Customer relationships	54,946	(52,801)	2,145	54,597	(51,002)	3,595
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,812	$(106,130)	$13,682	$118,848	$(95,916)	$22,932

Amortization expense related to intangible assets in the aggregate was $9.3 million, $10.3 million and $6.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company expects amortization of intangible assets to be approximately $9.3 million in 2018, $4.3 million in 2019.

Goodwill

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. The Company concluded that it has only one reporting unit and stockholders’ deficit of $268.6 million as of December 31, 2017. According to ASU 2017-04 that the Company adopted during the first quarter of 2017, the goodwill of reporting units with zero or negative carrying values will not be impaired.

J.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred rent	$2,970	$5,458
Accrued restructuring	731	1,256
Deferred compensation	5,546	5,464
Total	$9,247	$12,178

K. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2017 were as follows (in thousands):

Year Ending December 31,
2018	$13,942
2019	11,740
2020	6,836
2021	2,927
2022	2,281
Thereafter	2,559
Total	$40,285

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2026 and represent an aggregate obligation of $9.1 million. The Company has restructuring accruals of $2.5 million at December 31, 2017, which represents the difference between this aggregate future obligation and future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. The Company received $0.7 million, $0.6 million and $0.6 million of sublease income during the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $11.8 million, $14.1 million and $14.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Commitments

The Company entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement.

The Company has letters of credit that are used as security deposits in connection with the Company’s leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2017, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.1 million that otherwise support its ongoing operations. These letters of credit have various terms and expire during 2018 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2017, the Company had entered into purchase commitments for certain inventory and other goods used in its normal operations. The purchase commitments covered by these agreements are for a period of less than one year and in the aggregate total $24.4 million.

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

Following the termination of the Company’s former Chairman and Chief Executive Officer on February 25, 2018, the Company received a notice alleging that the Company breached the former employee’s employment agreement. While the Company intends to defend any claim vigorously, when and if a claim is actually filed, the Company is currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At December 31, 2017 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Accrual balance at January 1, 2015	$2,792
Accruals for product warranties	3,025
Cost of warranty claims	(3,583)
Accrual balance at December 31, 2015	2,234
Accruals for product warranties	2,822
Cost of warranty claims	(2,538)
Accrual balance at December 31, 2016	2,518
Accruals for product warranties	2,572
Cost of warranty claims	(2,545)
Accrual balance at December 31, 2017	$2,545

L.	CAPITAL STOCK

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

Stock Incentive Plans

In November 2014, the Company registered an aggregate of 3,750,000 of its shares of $0.01 par value per share common stock and in June 2017, the Company registered an additional 1,290,000 of its shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Company’s Board of Directors on September 14, 2014 and approved by the Company’s stockholders on October 29, 2014. In connection with the approval of the Plan the Company’s Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that Plan. Shares available for issuance under the Company’s 2014 Stock Incentive Plan totaled 691,701 at December 31, 2017.

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

Information with respect to options granted under all stock option plans for the year ended December 31, 2017 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2017	2,847,502	$10.43
Granted	—	$—
Exercised	—	$—
Forfeited or canceled	(557,485)	$13.59
Options outstanding at December 31, 2017	2,290,017	$9.65	2.31	$—
Options vested at December 31, 2017 or expected to vest	2,290,017	$9.65	2.31	$—
Options exercisable at December 31, 2017	2,282,517	$9.66	2.30	$—

No options were granted during the years ended December 31, 2017 and 2016. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the year ended December 31, 2015.

Year Ended December 31,
2015
Expected dividend yield	0.00%
Risk-free interest rate	1.07%
Expected volatility	52.0%
Expected life (in years)	4.48
Weighted-average fair value of options granted (per share)	$3.91

No stock options were exercised during 2017. The cash received from stock options exercised during the years ended December 31, 2016 and 2015 was $5.6 million and $5.0 million, respectively.

Information with respect to non-vested restricted stock units for the year ended December 31, 2017 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2017	2,155,781	$6.33
Granted	1,799,346	$4.63
Vested	(779,963)	$7.26
Forfeited	(111,916)	$6.12
Non-vested at December 31, 2017	3,063,248	$5.10	0.93	$16,480
Expected to vest	1,809,138	$5.49	0.93	$9,733

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $4.63, $6.25 and $10.31, respectively. The total weighted-average fair value of restricted stock units vested during the years ended December 31, 2017, 2016, and 2015 was $5.7 million, $5.5 million, and $4.2 million, respectively.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, the Company is required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. In July 2015, the Board of Directors approved an amendment to the ESPP to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 117,764 shares remained available for issuance under the ESPP at December 31, 2017.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.83%	0.40%	0.03%
Expected volatility	62.0%	69.0%	37.0%
Expected life (in years)	0.49	0.49	0.24
Weighted-average fair value of shares issued (per share)	$0.86	$1.20	$2.15

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Shares issued under the ESPP	96,507	129,342	98,300
Average price of shares issued	$4.53	$4.35	$10.17

The Company did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2017, 2016 or 2015.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of products revenues	$53	$60	$199
Cost of services revenues	189	381	624
Research and development expenses	694	376	461
Marketing and selling expenses	1,944	1,958	1,785
General and administrative expenses	5,431	5,141	6,445
Total	$8,311	$7,916	$9,514

At December 31, 2017, there was $7.9 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized approximately as follows: $4.5 million in 2018, $2.8 million in 2019 and $0.6 million in 2020. At December 31, 2017, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.1 years.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a Section 401(k) plan that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company’s board of directors, make discretionary contributions to the plan. The Company’s contributions to the 401(k) plan totaled $1.6 million, $1.9 million and $2.3 million in 2017, 2016 and 2015, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans totaled $1.8 million, $2.0 million and $2.2 million in 2017, 2016 and 2015, respectively.

Deferred Compensation Plans

The Company maintains a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. In November 2013, the Board determined to indefinitely suspend the plan, and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with the Company. The assets of the Deferred Plan, as well as the corresponding obligations, were approximately $0.5 million and $0.5 million at December 31, 2017 and 2016, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. In connection with the acquisition of Orad, the Company assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. The Company’s assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $1.3 million at December 31, 2017 and $1.5 million at December 31, 2016, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $5.5 million at December 31, 2017 and $5.4 million at December 31, 2016, representing the fair value of the estimated benefits to be paid under the arrangements.

N.	INCOME TAXES

On December 22, 2017, the act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly known as the Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the TCJA, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts.

At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. As a result of the rate reductions from 35% to 21%, the Company recorded a reduction of $129.4 million to its U.S. net deferred tax assets. The Company’s deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision.

As part of U.S. international tax reform, the TCJA imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. The Company has not completed its final calculation for the transition tax but expect that the Company will be in an aggregate net foreign deficit position for U.S. tax purposes, and therefore not liable for the transition tax. Additionally, TCJA has repealed the alternative minimum tax (AMT) and made existing AMT credit carryovers refundable. Accordingly, the Company has recorded a deferred tax benefit and income tax receivable for its existing AMT credit in the amount of $0.8 million.

The FASB also provided additional guidance to address the accounting for the effects of the provisions related to the taxation of Global Intangible Low-Taxed Income, or GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

As noted above, the Company has not completed its accounting for the tax effects of the enactment of the TCJA but made a reasonable estimate of the effects in the areas discussed above. In other cases, such as GILTI discussed above, the Company has not been able to make a reasonable estimate at this time. However, in both cases, the Company will continue to assess its provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

Income from before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
(Loss) income from operations before income taxes:
United States	$(4,811)	$12,402	$(23,977)
Foreign	(8,611)	32,942	24,542
Total (loss) income from operations before income taxes	$(13,422)	$45,344	$565
Provision for (Benefit from) income taxes:
Current tax expense (benefit):
Federal	$(4)	$102	$115
State	59	32	3
Foreign benefit of net operating losses	(66)	(1,247)	(180)
Other foreign	1,774	(48)	3,734
Total current tax expense (benefit)	1,763	(1,161)	3,672
Deferred tax (benefit) expense:
Federal benefit related to Note issuance	—	—	(6,493)
Federal	(821)	96	—
Other foreign	(809)	(1,810)	906
Total deferred tax (benefit) expense	(1,630)	(1,714)	(5,587)
Total provision for (benefit from) income taxes	$133	$(2,875)	$(1,915)

Net deferred tax assets (liabilities) consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Tax credit and net operating loss carryforwards	$267,706	$369,847
Allowances for bad debts	34	431
Difference in accounting for:
Revenues	18,057	35,856
Costs and expenses	16,149	26,537
Inventories	4,501	9,118
Acquired intangible assets	1,830	6,112
Gross deferred tax assets	308,277	447,901
Valuation allowance	(298,955)	(432,631)
Deferred tax assets after valuation allowance	9,322	15,270
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(3,608)	(6,457)
Acquired intangible assets	(2,189)	(3,669)
Basis difference convertible notes	(2,207)	(4,812)
Gross deferred tax liabilities	(8,004)	(14,938)
Net deferred tax assets	$1,318	$332
Recorded as:
Long-term deferred tax assets, net	1,318	1,245
Long-term deferred tax liabilities, net	—	(913)
Net deferred tax assets	$1,318	$332

As noted above, the Company had not completed its accounting for the tax effects of enactment of the TCJA; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances. As a result of the rate reductions from 35% to 21%, the Company recorded a reduction of $129.4 million to its U.S. net deferred tax assets. The Company’s deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, the valuation allowance is also reduced by $129.4 million - resulting in no impact to the net deferred asset after valuation allowance attributable to the rate reduction on January 1, 2015 the Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present Deferred Tax Assets, or DTAs, and Deferred Tax liabilities, or DTLs, as non-current in the classified balance sheet. The standard simplified the previous guidance, which required entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet.

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the magnitude of the deferred tax assets at December 31, 2017 and 2016 and the level of historical U.S. tax losses, management has determined that the uncertainty regarding the realization of these assets warranted a significant valuation allowance at December 31, 2017 and 2016.

For U.S. federal and state income tax purposes at December 31, 2017, the Company had tax credit carryforwards of $52.3 million, which will expire between 2018 and 2037, and net operating loss carryforwards of $786.8 million, which will expire between 2019 and 2037. In 2016, the Company early adopted ASU No. 2019-09, Improvements to Employee Share-base Payment Accounting. The deferred tax assets in the schedule above at December 31, 2016, include $33.7 million related to prior year tax assets resulting from the exercise of employee stock options, which previously were recognized in additional paid- in capital only when utilized as a reduction in taxes payable. Prior to adoption of ASU No. 2016-09, this amount was excluded from the above deferred tax asset schedule at December 31, 2015. The increase in the deferred tax asset of $33.7 million was offset by a corresponding increase in the valuation allowance.

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

Additionally, the Company has foreign net operating loss carryforwards of $113.9 million and capital loss carryforwards of $1.7 million, each with an indefinite carryforward period and tax credit carryforwards of $5.3 million that begin to expire in 2030. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $111.6 million of net operating losses, $1.7 million of capital losses and $5.3 million of tax credits at December 31, 2017.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Statutory tax	$(4,698)	$15,870	$198
Tax credits	(1,646)	(2,468)	(2,972)
Foreign operations	3,113	(12,662)	(4,055)
Change in uncertain tax positions	800	(6,710)	—
Non-deductible expenses and other	1,109	670	2,303
Federal benefit related to Note issuance	—	—	(6,493)
Tax deficiency on stock-based compensation	—	2,509	—
Change in valuation allowance	1,455	(84)	9,104
Provision for (benefit from) income taxes	$133	$(2,875)	$(1,915)

As a result of TCJA and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant. However, the Company does not have any current plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company disclosed unrecognized tax benefits primarily related to the foreign tax implications arising from the changes in revenue recognition that arose in periods prior to 2012. The unrecognized tax benefits did not have an impact on the effective tax rate because the Company maintains a full valuation allowance on the related loss carryforwards. At December 31, 2015, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $26.0 million, of which $3.2 million would affect the Company’s income tax provision and effective tax rate if recognized. At December 31, 2016, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $1.0 million, of which $1.0 million would affect the Company’s effective tax rate if recognized. During 2016, the Company had a change in its uncertain tax position related to a method change in a foreign jurisdiction and reversed the associated accrual in its entirety. At December 31, 2017, the Company’s accrual for unrecognized tax benefits and related accrued interest and penalties related to an Israel audit issue totaled $1.8 million, of which $1.8 million would affect the Company’s income tax provision and effective tax rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Unrecognized tax benefits at January 1, 2015	$25,847
Increases for tax positions taken during a prior period	148
Unrecognized tax benefits at December 31, 2015	25,995
Increases for tax positions taken during a prior period	1,041
Decreases for tax positions taken during a prior period	(25,995)
Unrecognized tax benefits at December 31, 2016	1,041
Increases for tax positions taken during a prior period	800
Unrecognized tax benefits at December 31, 2017	$1,841

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2017 and 2016 were not material.

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

During the three and twelve months ended December 31, 2016, the Company recorded costs of $5.0 million and $12.8 million, respectively. The restructuring charges for the twelve months ended December 31, 2016 included $10.0 million for the severance costs and estimate adjustments related to approximately 279 terminated employees and $2.8 million for the closure of certain excess facility space, including $1.1 million of leasehold improvement write-offs and $0.8 million adjustments related to sublease assumptions associated with the Company’s Mountain View, California facility.

During the three and twelve months ended December 31, 2017, the Company recorded costs of $0.6 million and $7.1 million, respectively. The restructuring charges for the twelve months ended December 31, 2017 included $3.1 million for the severance costs related to approximately 102 positions eliminated during 2017 and the first quarter of 2018, recoveries of $1.1 million as a result of revised severance estimates, and $5.1 million for the closure of certain excess facility space, including $3.2 million of leasehold improvement write-offs.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Employee- Related	Facilities- Related & Other	Total
Accrual balance at January 1, 2015	58	2,285	2,343
New restructuring charges – operating expenses	5,766	—	5,766
Revisions of estimated liabilities	—	539	539
Accretion	—	226	226
Cash payments	(315)	(1,301)	(1,616)
Foreign exchange impact on ending balance	—	(78)	(78)
Accrual balance at December 31, 2015	5,509	1,671	7,180
New restructuring charges – operating expenses	10,491	943	11,434
Revisions of estimated liabilities	(497)	763	266
Accretion	—	287	287
Cash payments	(8,225)	(1,701)	(9,926)
Non-cash write-offs	—	1,137	1,137
Foreign exchange impact on ending balance	(260)	(7)	(267)
Accrual balance at December 31, 2016	7,018	3,093	10,111
New restructuring charges – operating expenses	3,095	1,526	4,621
Revisions of estimated liabilities	(1,087)	334	(753)
Accretion	—	325	325
Cash payments	(6,750)	(4,252)	(11,002)
Non-cash write-offs	—	3,191	3,191
Foreign exchange impact on ending balance	(65)	16	(49)
Accrual balance at December 31, 2017	$2,211	$4,233	$6,444

The employee-related accruals at December 31, 2017 and 2016 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

The facilities-related and other accruals at December 31, 2017 and 2016 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless the Company is able to negotiate earlier terminations. Of the total facilities-related and other accruals balance, $0.3 million is included in the caption “accrued expenses and other current liabilities,” $0.7 million is included in the caption “other long-term liabilities,” and $3.2 million of fixed asset write-off relating to partial closures of facilities in Mountain View, California, Burlington, Massachusetts, and closure of facilities in Taipei, Taiwan and Boca Raton, Florida is reflected in the caption “property and equipment, net” in the Company’s consolidated balance sheet at December 31, 2017. At December 31, 2016, $0.7 million was included in the caption “accrued expenses and other current liabilities”, $1.3 million was included in the caption “other long-term liabilities” and $1.1 million of fixed asset write-off relating to the partial closure of facilities in Burlington, Massachusetts was reflected in the caption “property and equipment, net” in the Company’s consolidated balance sheet.

P.	PRODUCT AND GEOGRAPHIC INFORMATION

The Company provides digital media content-creation, management and distribution products and solutions for film, video, audio and broadcast professionals, as well as artists and musicians, which the Company classifies as two types, video and audio. The

Company also classifies all its maintenance, professional services and training revenues as services revenues. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2017, 2016 and 2015 the Company had only one operating segment. Specifically, the Company does not internally measure profitability based upon video, audio, or service revenue.

The Company’s video products and solutions are designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows. Professional video creative software and hardware products include the Media Composer product line used to edit film, television programming, news broadcasts, commercials and other video content. Video products also include Avid shared storage systems and Avid Interplay asset management solutions that provide complete network, storage and database solutions to enable users to simultaneously share and manage media assets throughout a project or organization.

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

The following is a summary of the Company’s revenues by type for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Video products and solutions	$114,787	$155,408	$201,559
Audio products and solutions	94,674	127,702	134,812
Total products and solutions	209,461	283,110	336,371
Services	209,542	228,820	169,224
Total net revenues	$419,003	$511,930	$505,595

The following table sets forth the Company’s revenues by geographic region for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
United States	$161,155	$186,658	$185,109
Other Americas	27,031	38,824	37,081
Europe, Middle East and Africa	163,059	206,605	206,192
Asia-Pacific	67,758	79,843	77,213
Total net revenues	$419,003	$511,930	$505,595

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

The following table presents the Company’s long-lived assets, excluding intangible assets, by geography at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Long-lived assets:
United States	$24,292	$29,970
Other countries	8,426	11,786
Total long-lived assets	$32,718	$41,756

Q.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Term Loan, net of unamortized debt issuance costs of $3,499 at December 31, 2017 and $4,042 at December 31, 2016, respectively	$102,751	$92,208
Notes, net of unamortized original issue discount and debt issuance costs of $17,026 at December 31, 2017 and $23,413 at December 31, 2016, respectively	105,974	101,587
Other long-term debt	1,679	—
Total debt	210,404	193,795
Less: current portion	5,906	5,000
Total long-term debt	$204,498	$188,795

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

In accounting for the Notes at issuance, the Company allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, the Company recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was 7.66%. For the years ended December 31, 2017 and 2016, the Company recorded debt discount accretion of $6.1 million and $5.6 million, respectively, as interest expense in the Company’s statement of operations. Total interest expense for the years ended December 31, 2017 and 2016 was $8.6 million and $8.1 million, respectively, reflecting the coupon and accretion of the discount.

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

On December 15, 2017, the Company purchased 2,000 of its 125,000 outstanding Notes and settled $2.0 million of the Notes for $1.7 million in cash. The Company recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial loss on the extinguishment of debt.

On February 8, 2018, the Company purchased an additional 2,000 of its 123,000 outstanding Notes and settled another $2.0 million of the Notes for $1.7 million in cash.

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

In connection with the buyback of the 2,000 Notes on December 15th, 2017, the Company entered into a Partial Unwind Agreement with the third party. Per the terms of the agreement, the number of options under the original Capped Call transaction were reduced from 125,000 to 123,000. As a result, the Company received an immaterial amount of cash from the third party.

Credit Facilities

On February 26, 2016, the Company entered into a Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $123.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. The Company borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there was no amount outstanding under the Credit Facility as of December 31, 2017.

On March 14, 2017 (the “Amendment No. 1 Effective Date”), the Company entered into an amendment (the “First Amendment”) to the Financing Agreement. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of the Company. The Company must also pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum. The Company may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million commencing in June 2016. The Term Loan also requires the Company to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Company recorded $8.2 million of interest expense on the Term Loan for the year ended December 31, 2017, of which $2.2 million related to the quarter ended December 31, 2017.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Company’s payment obligations may be accelerated. The First Amendment modified the covenant requiring the Company to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective Date, the Company is required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ended December 31, 2017, 4.40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. The Financing Agreement also restricts the Company from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2017, the Company was in compliance with these covenants.

The Financing Agreement contains restrictive covenants that are customary for an agreement of this kind, including, for example, covenants that restrict the Company from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, paying dividends and engaging in transactions with affiliates.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), the Company entered into an amendment (the “Second Amendment”) to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to the Company, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The Second Amendment also granted the Company the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

R. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2017				2016
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$107,258	$105,265	$102,373	$104,107	$115,295	$119,019	$134,069	$143,547
Cost of revenues	46,862	42,957	40,670	38,598	43,876	41,678	44,320	41,533
Amortization of intangible assets	1,950	1,950	1,950	1,950	1,950	1,950	1,950	1,950
Gross profit	58,446	60,358	59,753	63,559	69,469	75,391	87,799	100,064
Operating expenses:
Research and development	16,308	16,025	16,991	18,888	18,773	19,953	21,433	21,405
Marketing and selling	25,776	25,652	29,018	25,811	21,311	27,231	30,177	31,619
General and administrative	10,624	15,193	13,644	14,431	13,112	13,822	16,818	17,719
Amortization of intangible assets	362	362	363	363	363	567	782	786
Restructuring costs (recoveries), net	595	(582)	6,063	983	4,959	5,314	(213)	2,777
Total operating expenses	53,665	56,650	66,079	60,476	58,518	66,887	68,997	74,306
Operating income (loss)	4,781	3,708	(6,326)	3,083	10,951	8,504	18,802	25,758
Other expense, net	(5,203)	(4,701)	(3,918)	(4,846)	(4,622)	(4,707)	(5,159)	(4,183)
(Loss) income before income taxes	(422)	(993)	(10,244)	(1,763)	6,329	3,797	13,643	21,575
Provision for (benefit from) income taxes	459	(1,065)	587	152	1,108	(5,321)	703	635
Net (loss) income	$(881)	$72	$(10,831)	$(1,915)	$5,221	$9,118	$12,940	$20,940

Net (loss) income per share – basic and diluted	$(0.02)	$0.00	$(0.26)	$(0.05)	$0.13	$0.23	$0.33	$0.53

Weighted-average common shares outstanding – basic	41,216	41,133	40,953	40,772	40,637	40,194	39,678	39,566
Weighted-average common shares outstanding – diluted	41,216	41,355	40,953	40,772	40,746	40,476	39,734	39,640

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of December 31, 2017, these disclosure controls and procedures were effective at a reasonable level of assurance.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2017. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was effective at December 31, 2017.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which report is included herein.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the previously identified material weakness in our internal controls over financial reporting, due to the ineffective controls over licensing and provisioning of software as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken a number of remedial actions in 2017 to address the previously identified material weakness by enhancing the design of our controls to now require our development team to formalize and sign-off testing procedures currently in place to ensure documentation is sufficient for compliance purposes. Based on the enhanced design of these controls as well as the as the testing of the operating effectiveness of these controls completed to date, we believe that, as of December 31, 2017, the previously identified material weakness has been remediated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Avid Technology, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the related consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts
March 15, 2018

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

The remainder of the response to this item will be contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item will be contained in our 2018 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2018 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2018 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2018 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Reports of Independent Registered Public Accounting Firms
-  Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
-  Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015
-  Consolidated Balance Sheets as of December 31, 2017 and 2016
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017, 2016 and 2015
-  Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
-  Notes to Consolidated Financial Statements

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
			8-K/A	June 16, 2015	001-36254
10.40	Credit Agreement among Avid Technology, Inc., the Lenders named therein and KeyBank National Association dated June 22, 2015		8-K	June 23, 2015	001-36254
#10.41	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended July 2015		10-Q	November 6, 2015	001-36254
10.42	Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		10-K	March 15, 2016	001-36254
10.43	Amendment No. 1 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		8-K	March 20, 2017	001-36254
10.44	Standstill Agreement, dated February 16, 2018, among Avid Technology, Inc., and Cove Street Capital, LLC		8-K	February 21, 2018	001-36254
10.45	Amendment No. 2 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein	X
10.46	Amendment No. 3 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lender named therein	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jeff Rosica
Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeff Rosica	By:	/s/ Brian E. Agle	By:	/s/ Ryan H. Murray
	Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)		Brian E. Agle Senior Vice President and Chief Financial Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 15, 2018	Date:	March 15, 2018	Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Nancy Hawthorne
Nancy Hawthorne	Chair of the Board of Directors	March 15, 2018

/s/ Jeff Rosica
Jeff Rosica	President and Chief Executive Officer	March 15, 2018

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 15, 2018

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 15, 2018

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 15, 2018

/s/ John P. Wallace
John P. Wallace	Director	March 15, 2018

/s/ John H. Park
John H. Park	Director	March 15, 2018

/s/ Peter Westley
Peter Westley	Director	March 15, 2018

/s/ Daniel B. Silvers
Daniel B. Silvers	Director	March 15, 2018