Form 10-Q
period 2018-03-31
AVID TECHNOLOGY, INC.
filed 2018-05-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
__________________
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 under the Exchange Act.

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of May 7, 2018 was 41,501,929.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenues:
Products	$46,410	$51,006
Services	51,527	53,101
Total net revenues	97,937	104,107

Cost of revenues:
Products	26,295	24,504
Services	13,985	14,094
Amortization of intangible assets	1,950	1,950
Total cost of revenues	42,230	40,548
Gross profit	55,707	63,559

Operating expenses:
Research and development	15,685	18,888
Marketing and selling	26,132	25,811
General and administrative	13,955	14,431
Amortization of intangible assets	363	363
Restructuring costs, net	2,907	983
Total operating expenses	59,042	60,476

Operating (loss) income	(3,335)	3,083

Interest and other expense, net	(5,359)	(4,846)
Loss before income taxes	(8,694)	(1,763)
Provision for income taxes	255	152
Net loss	$(8,949)	$(1,915)

Net loss per common share – basic and diluted	$(0.22)	$(0.05)

Weighted-average common shares outstanding – basic	41,404	40,772
Weighted-average common shares outstanding – diluted	41,404	40,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,949)	$(1,915)

Other comprehensive income:
Foreign currency translation adjustments	1,148	1,850

Comprehensive loss	$(7,801)	$(65)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$48,016	$57,223
Restricted cash	8,500	—
Accounts receivable, net of allowances of $1,268 and $11,142 at March 31, 2018 and December 31, 2017, respectively (Note 1)	52,532	40,134
Inventories	32,887	38,421
Prepaid expenses	10,827	8,208
Contract assets	11,756	—
Other current assets	8,259	10,341
Total current assets	172,777	154,327
Property and equipment, net	20,663	21,903
Intangible assets, net	11,370	13,682
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,354	1,318
Other long-term assets	11,974	10,811
Total assets	$250,781	$234,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,077	$30,160
Accrued compensation and benefits	24,400	25,466
Accrued expenses and other current liabilities	42,928	31,549
Income taxes payable	1,978	1,815
Short-term debt	5,883	5,906
Deferred revenue	89,420	121,184
Total current liabilities	192,686	216,080
Long-term debt	203,252	204,498
Long-term deferred revenue	16,953	73,429
Other long-term liabilities	9,520	9,247
Total liabilities	422,411	503,254

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,032,842	1,035,808
Accumulated deficit	(1,189,102)	(1,284,703)
Treasury stock at cost	(14,515)	(17,672)
Accumulated other comprehensive loss	(1,278)	(2,426)
Total stockholders’ deficit	(171,630)	(268,570)
Total liabilities and stockholders’ deficit	$250,781	$234,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017 (1)
Cash flows from operating activities:
Net loss	$(8,949)	$(1,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,674	5,815
Provision (recovery) for doubtful accounts	57	(110)
Stock-based compensation expense	703	1,411
Non-cash interest expense	3,546	3,131
Unrealized foreign currency transaction losses	1,323	1,722
Benefit from deferred taxes	(2)	(374)
Changes in operating assets and liabilities:
Accounts receivable	8,596	14
Inventories	(482)	1,573
Prepaid expenses and other assets	(396)	(5,850)
Accounts payable	(2,112)	2,388
Accrued expenses, compensation and benefits and other liabilities	(1,355)	(1,773)
Income taxes payable	190	164
Deferred revenue	(1,423)	(2,662)
Net cash provided by operating activities	5,370	3,534

Cash flows from investing activities:
Purchases of property and equipment	(2,080)	(1,729)
Increase in other long-term assets	(8)	(7)
Net cash used in investing activities	(2,088)	(1,736)

Cash flows from financing activities:
Repayment of debt	(3,212)	(1,250)
Proceeds from the issuance of common stock under employee stock plans	6	2
Common stock repurchases for tax withholdings for net settlement of equity awards	(497)	(372)
Net cash used in financing activities	(3,703)	(1,620)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	188
Net (decrease) increase in cash, cash equivalents and restricted cash	(426)	366
Cash, cash equivalents and restricted cash at beginning of period	60,433	49,948
Cash, cash equivalents and restricted cash at end of period	$60,007	$50,314
Supplemental information:
Cash and cash equivalents	$48,016	$47,014
Restricted cash	8,500	—
Restricted cash included in other long-term assets	3,491	3,300
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$60,007	$50,314

Cash (refunded) paid for income taxes	(2,469)	19
Cash paid for interest	$1,919	$1,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2017 has been revised to reflect the adoption, on January 1, 2018, of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Condensed Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note 1 for further discussion.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

Subsequent Events

On May 10, 2018 (the “Amendment No. 4 Effective Date”), we entered into an amendment (the “Fourth Amendment”) to the Financing Agreement. The Fourth Amendment extended the maturity of the Financing Agreement to May 2023 and increased the term and revolving facilities by an aggregate of $35.0 million. In addition, under the terms of the Fourth Amendment, the facility is subject to lower annual fees and interest rates, has a reduced principal amortization schedule and no longer includes a springing repayment feature related to the maturity of our Notes due in June 2020.

We evaluated subsequent events through the date of issuance of these financial statements and, other than the event disclosed above, no other subsequent events required recognition or disclosure in these financial statements.

Significant Accounting Policies - Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. The Company accounts for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance and (v) collectibility is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

See Note 9 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation.

Our process for determining SSP for each performance obligation involves significant management judgment. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis;

•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities.  Other forms of contingent revenue or variable consideration are infrequent.

While not a common practice for us, in the event we grant the customer the option to acquire additional products or services in an arrangement, we consider if the option provides a material right to the customer that it would not receive without entering into the contract (e.g., an incremental discount compared to the range of discounts typically given for similar products or services).  If a material right is deemed to exist, we account for the option as a distinct performance obligation and recognize revenue when those future products or services are transferred or when the option expires.

We also record as revenue all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

We apply the practical expedient to not adjust the transaction price for the effects of a significant financing component when we expect that the period between when we transfer a good or service to a customer and when the customer pays for that good or service will be one year or less.  Payments under our contracts are typically due within in a short period from when our performance obligations are satisfied.

We apply the practical expedient for the deferral of sales commissions and other contract acquisition costs, which are expensed as incurred, where the amortization period would be one year or less.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net reduction to opening accumulated deficit of approximately $105 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The primary impact of ASC 606 that resulted in a significant decrease in deferred revenue is that vendor specific objective evidence of fair value is no longer required to recognize revenue for distinct software products upon delivery, which allows recognition upon delivery rather than on a ratable basis over a period of time.

A summary of the changes to balance sheet line items that resulted from the adoption of ASC 606 as of January 1, 2018 is as follows (in thousands):

	As of January 1, 2018
	As Previously Reported	Impact of Adoption of Topic 606 (5)	As Adjusted
Assets:
Accounts receivable, net(1)	$40,134	$21,088	$61,222
Contract assets(2)	—	6,579	6,579
Inventory(3)	38,421	(5,716)	32,705
Other long-term assets	10,811	865	11,676
Total assets	$234,684	$22,816	$257,500
Liabilities:
Accrued expenses and other current liabilities (1)	$31,549	$11,139	$42,688
Deferred revenue (current portion) (4)	121,184	(37,794)	83,390
Long-term deferred revenue (4)	73,429	(55,079)	18,350
Total liabilities	$503,254	$(81,734)	$421,520
Stockholders’ deficit:
Accumulated deficit	(1,284,703)	104,550	(1,180,153)
Total stockholders’ deficit	$(268,570)	$104,550	$(164,020)

(1)
The increase in accounts receivable and accrued expenses and other current liabilities is due to the reclassification of allowances for sales returns, rebates and other adjustments to selling prices that are considered variable consideration under ASC 606 and are now presented as a liability on our balance sheet. Accounts receivable also increased due to advanced contractual support billings now being recorded on a gross basis in accounts receivable when it is due, rather than being net against corresponding unamortized deferred revenue.

(2)
For subscription contracts, we are now required under ASC 606 to record contract assets for annual and multi-year subscriptions that are billed monthly, resulting in an increase in contract assets at the date of adoption. In addition, some of our enterprise agreements have fixed payment schedules whereas the timing of the fulfillment of performance obligations under the contracts can vary, which can result in the fulfillment of performance obligations exceeding contract billings, which also results in contract assets.

(3)
The reduction is due to inventory and deferred costs that were directly attributable to deferred revenue transactions that were reduced or eliminated due to the adoption of ASC 606 (as described in footnote 4 below), necessitating the elimination of corresponding inventory and deferred costs associated with those deferred revenue transactions.

(4)
The reduction is primarily attributable to the elimination of the requirement to have vendor specific objective evidence of fair value for undelivered elements that existed under ASC 605, the prior applicable accounting guidance, for software products, which no longer precludes revenue recognition under ASC 606.

(5) See Note 9 for a further description of the components of revenue and related performance obligations under ASC 606 that resulted in cumulative changes to balance sheet accounts as a result of the adoption of ASC 606.

The adoption of Topic 606, as compared to legacy GAAP required for revenue recognition, did not have a significant impact on revenue or net loss for the three months ended March 31, 2018.  The impact of ASC 606 to balance sheet line items as of March 31, 2018, after reflecting the opening balance sheet adjustments described in detail above, was not material. There was no tax impact associated with the adoption because our deferred tax assets related to deferred revenue have a full valuation allowance.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect and codify SAB No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  The ASU became effective upon issuance. We had applied SAB 118 upon the original issuance in December, 2017 prior to the codification in ASC 740. See discussion below regarding the status of our accounting for the impacts of the Tax Cuts and Jobs Act (TCJA).

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA nor have we recorded any adjustments during the quarter ended March 31, 2018. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: (i) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, (ii) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, (iii) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, (iv) cash proceeds from the settlement of Corporate-Owned Life Insurance, or COLI, Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities and (v) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-15 had no material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-16 had no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-18 had no material impact on our consolidated financial statements. Restricted cash amounts, presented within the statements of financial position and cash flows, are cash collateralized letters of credit that are used as security deposits in connection with our facility leases and operations.

Recent Accounting Pronouncements to be Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for us on January 1, 2019, and early adoption is permitted upon issuance. We are currently evaluating the impact of this guidance on our consolidated financial statements and have compiled an initial inventory of our leases. These leases are primarily related to office space in the United States and foreign locations and are currently classified as operating leases under generally accepted accounting principles.

2.	NET INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of our common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to our employees that vest based on performance conditions, market conditions, or a combination of performance and market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Options	2,262	2,654
Non-vested restricted stock units	3,172	2,613
Anti-dilutive potential common shares	5,434	5,267

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020, or the Notes. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock price was less than the conversion price as of March 31, 2018 and 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2018 and December 31, 2017, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,647	$389	$1,258	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,743	$484	$1,259	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of March 31, 2018, the net carrying amount of the Notes was $105.8 million, and the fair value of the Notes was approximately $100.9 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$11,447	$11,217
Work in process	391	397
Finished goods	21,049	26,807
Total	$32,887	$38,421

As of March 31, 2018 and December 31, 2017, finished goods inventory included $2.7 million and $8.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced. As discussed in Note 1, $5.7 million of inventory was eliminated upon the adoption of

ASC 606 on January 1, 2018 as such inventory was directly attributable to deferred revenue transactions that were also eliminated upon adoption.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,648	$(49,061)	$9,587	$58,609	$(47,072)	$11,537
Customer relationships	55,003	(53,220)	1,783	54,946	(52,801)	2,145
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,908	$(108,538)	$11,370	$119,812	$(106,130)	$13,682

Amortization expense related to all intangible assets in the aggregate was $2.3 million and $2.3 million, respectively, for the three months ended March 31, 2018 and 2017. We expect amortization of acquired intangible assets to be $6.9 million for the remainder of 2018 and $4.4 million in 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of March 31, 2018 and December 31, 2017.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred rent	$1,894	$2,970
Accrued restructuring	1,992	731
Deferred compensation	5,634	5,546
Total	$9,520	$9,247

7.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $2.3 million pursuant to this agreement as of March 31, 2018 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2018, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

We also have letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.4 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2018 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We issued a letter of credit totaling $8.5 million to one of our sole-source suppliers in the first quarter of 2018. The supplier is eligible to draw on the letter of credit in the event that we are insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit is valid for one year from issuance date, February 6th, 2018, and may automatically renew based on the terms of the underlying agreement.

Contingencies

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

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against us and certain of our executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of our common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, we moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to our motion to dismiss, and on August 21, 2017, we filed our reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. We expect the majority of the settlement to be funded by our insurers. Finalization of the settlement is subject to a number of conditions, including execution of definitive documentation and approval by the court.

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former employee’s employment agreement. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

We consider all claims on a quarterly basis and based on known facts assess whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our condensed consolidated financial statements. We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

At March 31, 2018 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

Additionally, we provide indemnification to certain customers for losses incurred in connection with intellectual property infringement claims brought by third parties with respect to our products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions is theoretically unlimited.  To date, we have not incurred material costs related to these indemnification provisions; accordingly, we believe the estimated fair value of these indemnification provisions is immaterial. Further, certain of our arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain performance obligations; however, we have not recorded any related material penalties to date.

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrual balance at beginning of year	$2,545	$2,518
Accruals for product warranties	505	806
Costs of warranty claims	(568)	(634)
Accrual balance at end of period	$2,482	$2,690

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, we committed to a restructuring plan that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs. The cost efficiency program was substantially complete as of December 31, 2017.

In April 2018, we determined that the estimated sublease rentals for the partially abandoned facilities in Burlington, Massachusetts, can no longer be reasonably obtained because of our plan to recapture the darkened space and the unlikelihood of sublet given the leases will terminate in two years. As a result, we recorded $2.7 million of facility restructuring costs adjustments during the quarter ended March 31, 2018. In addition, we recorded $0.2 million of severance costs adjustments during the quarter ended March 31, 2018.

During the quarter ended March 31, 2017, we recorded restructuring charges of $1.3 million, related to severance costs for the elimination of an additional 44 positions worldwide, and recoveries of $0.5 million related to severance estimate adjustments, and $0.2 million for the partial closure of Pinewood Studios facilities in Iver Heath, United Kingdom.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee	$168	$676
Facility	2,690	259
Total facility and employee charges	2,858	935
Other	49	48
Total restructuring charges, net	$2,907	$983

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2018 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2017	$1,998	$2,479	$4,477
Restructuring charges and revisions	168	2,690	2,858
Accretion	—	55	55
Cash payments	(1,184)	(1,043)	(2,227)
Foreign exchange impact on ending balance	14	—	14
Accrual balance as of March 31, 2018	$996	$4,181	$5,177
Less: current portion	996	2,189	3,185
Long-term accrual balance as of March 31, 2018	$—	$1,992	$1,992

The employee restructuring accrual at March 31, 2018 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of March 31, 2018.

The facility restructuring accrual at March 31, 2018 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $2.2 million is included in the caption “accrued expenses and other current liabilities” and $2.0 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of March 31, 2018.

9.	REVENUE

Revenue Components and Performance Obligations

Video Products and Solutions

We offer a wide range of video products and solutions from sales of storage and workflow solutions, our media management solutions and our video creative tools, which include our Media Composer, NEXIS, Airspeed, Maestro and Media Central product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Audio Products and Solutions

We offer a wide range of audio products and solutions from sales of digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems, which include our Pro Tools, Pro Tools HD, Pro Tools | S6, VENUE | S6L and Sibelius product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Subscription Services

We offer subscription versions of many of our software products with monthly, annual and multi-year terms. While we are beginning to offer subscription versions for most of our product portfolio in connection with our cloud strategy, current subscription sales primarily consist of our Media Composer, Pro Tools and Sibelius offerings. We sell these products to customers under standard terms and conditions and payment is due upfront, except for webstore transactions which are billed monthly. Contract assets for annual and multi-year subscriptions billed monthly are recorded on our balance sheet upon customer commitment. Subscription services have several performance obligations, including a right to use the software and stand-ready performance obligations to (i) provide unspecified bug fixes and software enhancements, or Software Updates, and (ii) call support when and if needed. The estimated SSP of the right to use the licensed software is recognized at a point in time once control has been transferred and the customer has the ability to access the software. Stand-ready performance obligations related to Software Updates and call support are satisfied over time and revenue is recognized ratably over the term of the subscription.

Support Services

We offer support contracts, which are typically annual, for our video and audio products. Support contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Support contracts are also sold on an enterprise basis where a customer purchases support for all Avid products owned. Support contracts are provided under our standard terms and conditions and payment is due in advance of the support being provided. Support contracts include stand-ready performance obligations to provide (i) Software Updates, (ii) call support and (iii) hardware maintenance. Support contract performance obligations are satisfied over time and revenue is recognized ratably over the term of the support contract.

Historically, for many of our products, we had an ongoing practice of making when-and-if-available Software Updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years.

Professional Services, Training and Other

We sell a variety of professional services, training and other services that complement product and support offerings. Professional services consist primarily of standard configuration, commissioning (i.e., setting up equipment purchased) and on-air support (i.e., monitoring a customer’s production environment available during initial system go-live, live sporting events, etc.) and providing customization services for some of our products. We also offer training and certification programs for many of our products and workflows. Other revenues include shipping and handling charges and reimbursable travel expenses. We sell professional services, training and other services under contracts, signed quote and, for larger projects, statements of work that outline the customer’s specifications and requirements. Services are primarily sold on a time and materials basis, however, fixed fee arrangements are also executed from time to time. Payments are generally billed upon completion of the service or, for larger projects, on an installment basis as services are rendered. While the nature of service deliverables can vary significantly, each service deliverable generally represents a distinct performance obligation and revenue is recognized over time, typically in proportion of the total hours incurred as a percentage of total estimated hours required to complete the project.

Enterprise Agreements

From time to time, we enter into enterprise wide agreements whereby the customer agrees to purchase specified products and services from us over an extended period of time, often for a single fixed contractual price. For such agreements, management identifies each performance obligation in the contract and allocates the total contract price to each performance obligation based on relative estimated SSP. Once the transaction price is allocated to individual performance obligations, the components are recognized in the respective categories of revenue above consistent with the timing of the recognition of performance obligations described therein.

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that the Company has one reportable segment. The following table is a summary of our revenues by type for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
Video products and solutions net revenues	$31,574	$28,821
Audio products and solutions net revenues	14,836	22,185
Products and solutions net revenues	46,410	51,006
Subscription services	8,465	3,721
Support services	33,760	41,886
Professional services, training and other services	9,302	7,494
Services net revenues	51,527	53,101
Total net revenues	$97,937	$104,107

The following table sets forth our revenues by geographic region for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
Revenues:
United States	$37,548	$36,780
Other Americas	6,386	6,791
Europe, Middle East and Africa	40,763	42,135
Asia-Pacific	13,240	18,401
Total net revenues	$97,937	$104,107

(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Contract Asset
Contract asset activity for the three months ended March 31, 2018 was as follows (in thousands):

March 31, 2018
Contract asset at January 1, 2018	$6,579
Revenue in excess of billings	7,281
Customer billings	(2,104)
Contract asset at March 31, 2018	$11,756

The increase in contract assets during the three months ended March 31, 2018 is due to (i) continued growth in our subscription offerings and (ii) the timing of payments due under our enterprise network agreements which predominately are payable annually whereas performance obligations are fulfilled on a continuous basis.

Deferred Revenue
Deferred revenue activity for the three months ended March 31, 2018 was as follows (in thousands):

March 31, 2018
Deferred revenue at January 1, 2018	$101,740
Billings deferred	38,117
Recognition of prior deferred revenue	(33,484)
Deferred revenue at March 31, 2018	$106,373

A summary of the significant performance obligations included in deferred revenue as of March 31, 2018 is as follows (in thousands):

March 31, 2018
Product	$9,917
Subscription	580
Support Contracts	73,027
Implied PCS	21,280
Professional services, training and other	1,569
Deferred revenue at March 31, 2018	$106,373

We expect deferred revenue recorded as of March 31, 2018 will be recorded as revenue within the next 12 months, except for Implied PCS performance obligations and long-term support agreements. We expect $6 million, $5 million, $3 million, and $1 million of Implied PCS deferred revenue recorded as of March 31, 2018 will be recognized as revenue for the years ended December 31, 2019, 2020, 2021, and 2022, respectively. We expect $2 million and $1 million of long-term support deferred revenue recorded as of March 31, 2018 will be recognized for the years ended December 31, 2019 and 2020 respectively.

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loan, net of unamortized debt issuance costs of $3,130 at March 31, 2018 and $3,499 at December 31, 2017	$101,682	$102,751
Notes, net of unamortized original issue discount and debt issuance costs of $15,209 at March 31, 2018 and $17,026 at December 31, 2017, respectively	105,791	105,974
Other long-term debt	1,662	1,679
Total debt	209,135	210,404
Less: current portion	5,883	5,906
Total long-term debt	$203,252	$204,498

The following table summarizes the maturities of our borrowing obligations as of March 31, 2018 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2018	$4,313	$—	$98	$4,411
2019	5,750	—	140	5,890
2020	5,750	121,000	150	126,900
2021	88,999	—	161	89,160
2022	—	—	172	172
Thereafter	—	—	941	941
Total before unamortized discount	104,812	121,000	1,662	227,474
Less: unamortized discount and issuance costs	3,130	15,209	—	18,339
Less: current portion of long-term debt	5,750	—	133	5,883
Total long-term debt	$95,932	$105,791	$1,529	$203,252

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the three months ended March 31, 2018 and 2017 was $2.2 million and $2.1 million, respectively, reflecting the coupon and accretion of the discount.

On December 15, 2017, we purchased 2,000 of our 125,000 outstanding Notes and settled $2.0 million of the Notes for $1.7 million in cash. We recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial loss on the extinguishment of debt.

On February 8, 2018, we purchased an additional 2,000 of our 123,000 outstanding Notes and settled another $2.0 million of the Notes for $1.7 million in cash. We recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial loss on the extinguishment of debt.

Credit Facility

On February 26, 2016, we entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders originally agreed to provide us with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”), and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. All outstanding loans under the Financing Agreement will become due and payable on the earlier of February 26, 2021 and the date that is 30 days prior to June 15, 2020 if the $121.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time. We granted a security interest on substantially all of our assets to secure the obligations under the Credit Facility and the Term Loan. We borrowed the full amount of the Term Loan, or $100.0 million, as of the closing date of the Financing Agreement, and there were no amounts outstanding under the Credit Facility as of March 31, 2018.

We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan requires quarterly principal payments of $1.25 million, which commenced in June 2016. The Term Loan also requires us to use 50% of excess cash flow, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated. On March 14, 2017 (the “Amendment No. 1 Effective Date”), we entered into an amendment (the “First Amendment”) to the Financing Agreement. The First Amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective Date, we are required to maintain a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ended December 31, 2017, 4.40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at our option. We recorded $2.3 million and $1.9 million of interest expense on the Term Loan for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we were in compliance with the Financing Agreement covenants.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), we entered into an amendment (the “Second Amendment”) to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to us, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The Second Amendment also granted us the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

On May 10, 2018 (the “Amendment No. 4 Effective Date”), we entered into an amendment (the “Fourth Amendment”) to the Financing Agreement. The Fourth Amendment extended the maturity of the Financing Agreement to May 2023 and increased the term and revolving facilities by an aggregate of $35.0 million. In addition, under the terms of the Fourth Amendment, the facility is subject to lower annual fees and interest rates, has a reduced principal amortization schedule and no longer includes a springing repayment feature related to the maturity of our Notes due in June 2020.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the three months ended March 31, 2018 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2018	2,290,017	—	2,290,017	$9.65
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or canceled	(28,490)	—	(28,490)	$21.55
Options outstanding at March 31, 2018	2,261,527	—	2,261,527	$9.50	1.18	$—
Options vested at March 31, 2018 or expected to vest			2,261,527	$9.50	1.08	$—
Options exercisable at March 31, 2018			2,261,527	$9.50	1.18	$—

Information with respect to our non-vested restricted stock units for the three months ended March 31, 2018 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2018	1,809,138	1,254,110	3,063,248	$5.10
Granted	803,159	732,884	1,536,043	$4.55
Vested	(222,232)	—	(222,232)	$5.62
Forfeited	(448,001)	(757,247)	(1,205,248)	$5.33
Non-vested at March 31, 2018	1,942,064	1,229,747	3,171,811	$4.71	1.26	$14,368
Expected to vest			2,674,948	$4.88	1.26	$12,118

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of products revenues	$19	$15
Cost of services revenues	34	49
Research and development expenses	152	88
Marketing and selling expenses	360	356
General and administrative expenses	138	903
	$703	$1,411

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our mission is to enable our clients to create, connect and collaborate through continuous innovation of an open media ecosystem, powerful common platform and tools. Our clients rely on Avid to create prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events and news broadcasts. Avid has been honored for technological innovation with 15 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. Our creative tools and workflow solutions were used in all 2018 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Original Score and used in the winner of Best Picture.

Operations Overview

Our strategy for connecting creative professionals and media organizations with audiences in a more powerful, efficient, collaborative, and profitable ways leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, and enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible media production and distribution environment for the media industry. Our Avid Advantage Support Plans reinforce our strategy by offering a new standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. In addition, the Avid Customer Association (“ACA”), was established as an innovative and influential media technology community representing thousands of organizations and over 20,000 professionals from all levels of the industry. The ACA fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had approximately 100,000 paying cloud-enabled subscribers at the end of the first quarter of 2018, a 40% increase from the first quarter of 2017. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as new product offerings are sold at a wider variety of price points.

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2017 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical. On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to contracts not completed as of January 1, 2018. See Note 1, Note 9, and the Revenue Recognition discussion below for a further description. As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period revenue amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. The Company accounts for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance and (v) collectibility is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

See Note 9 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

Our process for determining SSP for each performance obligation involves significant management judgment. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the limited instances where available);

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis;

•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities.  Other forms of contingent revenue or variable consideration are infrequent.

While not a common practice for us, in the event we grant the customer the option to acquire additional products or services in an arrangement, we consider if the option provides a material right to the customer that it would not receive without entering into the contract (e.g., an incremental discount compared to the range of discounts typically given for similar products or services).  If a material right is deemed to exist, we account for the option as a distinct performance obligation and recognize revenue when those future products or services are transferred or when the option expires.

We also record as revenue all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

Our contracts rarely contain significant financing components as payments from customers are due within a short period from when our performance obligations are satisfied.

We are applying the practical expedient for the deferral of sales commissions and other contract acquisition costs, which are expensed as incurred, because the amortization period would be one year or less.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net revenues:
Product	47.4%	49.0%
Services	52.6%	51.0%
Total net revenues	100.0%	100.0%
Cost of revenues	43.1%	38.9%
Gross margin	56.9%	61.1%
Operating expenses:
Research and development	16.0%	18.1%
Marketing and selling	26.7%	24.8%
General and administrative	14.2%	13.9%
Amortization of intangible assets	0.4%	0.3%
Restructuring costs, net	3.0%	0.9%
Total operating expenses	60.3%	58.0%
Operating (loss) income	(3.4)%	3.1%
Interest and other expense, net	(5.5)%	(4.7)%
Loss before income taxes	(8.9)%	(1.6)%
Provision for income taxes	0.3%	0.1%
Net loss	(9.2)%	(1.7)%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict.  In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Revenues for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$31,574	$2,753	9.6%	$28,821
Audio products and solutions	14,836	(7,349)	(33.1)%	22,185
Products and solutions	46,410	(4,596)	(9.0)%	51,006
Services	51,527	(1,574)	(3.0)%	53,101
Total net revenues	$97,937	$(6,170)	(5.9)%	$104,107

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
United States	38%	35%
Other Americas	6%	7%
Europe, Middle East and Africa	42%	40%
Asia-Pacific	14%	18%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions and our video creative tools. Video products and solutions revenues increased $2.8 million, or 9.6%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily the result of strength in marketplace offerings through our alliance partner program, and improved storage product sales compared to the same period in 2017.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $7.3 million, or 33.1%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during the three months ended March 31, 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $1.6 million, or 3.0%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in services revenues was primarily due to the accelerated revenue recognition of Pro Tools support contracts during the three months ended March 31, 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$26,295	$1,791	7.3%	$24,504
Services	13,985	(109)	(0.8)%	14,094
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$42,230	$1,682	4.1%	$40,548

Gross profit	$55,707	$(7,852)	(12.4)%	$63,559

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our total gross margin percentage for the three months ended March 31, 2018 decreased to 56.9% from 61.1% for the same period in 2017. The decreases were primarily due to the decreased revenue from our products and services as discussed above, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Gross Margin % for the Three Months Ended March 31, 2018 and 2017
	2018 Gross Margin %	Change	2017 Gross Margin %
Products	43.3%	(8.7)%	52.0%
Services	72.9%	(0.6)%	73.5%
Total	56.9%	(4.2)%	61.1%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development	$15,685	$(3,203)	(17.0)%	$18,888
Marketing and selling	26,132	321	1.2%	25,811
General and administrative	13,955	(476)	(3.3)%	14,431
Amortization of intangible assets	363	—	—%	363
Restructuring costs, net	2,907	1,924	195.7%	983
Total operating expenses	$59,042	$(1,434)	(2.4)%	$60,476

Operating (loss) income	$(3,335)	$(6,418)	(208.2)%	$3,083

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $3.2 million, or 17.0%, for the three months ended March 31, 2018 compared to the same period in 2017. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018 Decrease From 2017
	$	%
Personnel-related	$(1,872)	(17.7)%
Consulting and outside services	(829)	(24.9)%
Facilities and information technology	(395)	(10.3)%
Other	(107)	(9.4)%
Total R&D expenses decrease	$(3,203)	(17.0)%

The decreases in all R&D expense categories for the three months ended March 31, 2018, compared to the same period in 2017, were primarily the result of our cost efficiency program completed at the end of 2017.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses increased $0.3 million, or 1.2%, for the three months ended March 31, 2018 compared to the same period in 2017. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Foreign exchange losses	$(939)	(66.5)%
Sales kickoff meeting	801	144.8%
Consulting and outside services	409	114.1%
Other	50	0.2%
Total marketing and selling expenses increase	$321	1.2%

During the three months ended March 31, 2018, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $0.5 million compared to losses of $1.4 million during the three months ended March 31, 2017. The increase in sales kickoff meeting expenses for the three months ended March 31, 2018, compared to the same period in 2017, was the result of the cancellation of 2017 sales kickoff meeting due to the cost efficiency program which was substantially completed in 2017. The increase in consulting and outside services for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to more contractors used to meet higher demand for professional services from our customers.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $0.5 million, or 3.3%, for the three months ended March 31, 2018 compared to the same period in 2017. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018 Increase (Decrease) From 2017
	$	%
Personnel-related	$(1,183)	(18.7)%
Consulting and outside services	725	15.9%
Other	(18)	(0.8)%
Total G&A expenses decrease	$(476)	(3.3)%

The decrease in personnel-related expense for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to decreases in incentive-based compensation accrual and stock-based compensation. The increase in consulting and outside services for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to an increase in audit fees and webstore fees.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
		$	%
Provision for income taxes	$255	$103	67.8%	$152

We had a tax benefit of (2.9)% and (8.6)%, respectively, as a percentage of loss before tax for the three months ended March 31, 2018 and 2017. The $0.1 million increase in the tax provision for the three month period ended March 31, 2018 is primarily related to the 2017 benefit associated with amortization of foreign intangibles which was not present in the 2018 period. Changes in the jurisdictional mix of earnings partially offset the increase in the three-month period. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA nor does the provision recorded at March 31, 2018 include any related adjustments for the effects of the TCJA. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $48.0 million as of March 31, 2018.

In February 2016, we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These measures included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reductions in other third-party services costs. The cost efficiency program was substantially complete as of December 31, 2017.

On February 26, 2016, we entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, we entered into a term loan in the original aggregate principal amount of $100.0 million. The Financing Agreement also originally provided us with the ability to draw up to a maximum of $5.0 million in revolving credit. All outstanding loans under the Financing Agreement will become due and payable in February 2021, or in May 2020 if the $121.0 million in outstanding principal of the Notes has not been repaid or refinanced by such time.

The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated. On March 14, 2017, we entered into the First Amendment to our Financing Agreement. The First Amendment modifies the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) total funded indebtedness to (b) consolidated EBITDA) such that following the Amendment No. 1 Effective

Date, we are required to keep a Leverage Ratio of no greater than 3.50:1.00 for the four quarters ended March 31, 2017, 4.20:1.00 for the four quarters ended June 30, 2017, 4.75:1.00 for the four quarters ended September 30, 2017, 4.80:1.00 for the four quarters ended December 31, 2017, 4.40:1.00 for each of the four quarters ending March 31, 2018 through March 31, 2019, respectively, and thereafter declining over time from 3.50:1.00 to 2.50:1.00. Following the Amendment No. 1 Effective Date, interest accrues on outstanding borrowings under the credit facility and the term loan (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 7.25% or a Reference Rate (as defined in the Financing Agreement) plus 6.25%, at the option of Avid. As of March 31, 2018, we were in compliance with the Financing Agreement covenants.

On November 9, 2017 (the “Amendment No. 2 Effective Date”), we entered into the Second Amendment to the Financing Agreement. The Second Amendment extended an additional $15.0 million term loan to us, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The Second Amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The Second Amendment also granted us the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

On May 10, 2018 (the “Amendment No. 4 Effective Date”), we entered into an amendment (the “Fourth Amendment”) to the Financing Agreement. The Fourth Amendment extended the maturity of the Financing Agreement to May 2023 and increased the term and revolving facilities by an aggregate of $35.0 million. In addition, under the terms of the Fourth Amendment, the facility is subject to lower annual fees and interest rates, has a reduced principal amortization schedule and no longer includes a springing repayment feature related to the maturity of our Notes due in June 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$5,370	$3,534
Net cash used in investing activities	(2,088)	(1,736)
Net cash used in financing activities	(3,703)	(1,620)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(5)	188
Net (decrease) increase in cash, cash equivalents and restricted cash	$(426)	$366

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $5.4 million for the three months ended March 31, 2018. The increase in cash provided by operations compared to the three months ended March 31, 2017 was primarily attributable to improved cash collections and the cost efficiency program completed at the end of 2017.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, net cash flows used in investing activities reflected $2.1 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, net cash flows used in financing activities were primarily due to the $1.4 million principal payment of the Term Loan, and the $1.7 million settlement of the Notes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements To Be Adopted

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 1 “Financial Information” of our Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

During the three months ended March 31, 2018 and 2017, we recorded net losses of $0.5 million and $1.4 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2018, would not have a significant impact on our financial position, results of operations or cash flows.

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

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. We purchased $2.0 million of our Notes on December 15, 2017 and an additional $2.0 million on February 8, 2018. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of March 31, 2018, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 7 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 10, 2018	By:	/s/ Brian E. Agle
		Name:	Brian E. Agle
		Title:	Senior Vice President and Chief Financial Officer