Form 10-Q
period 2018-06-30
AVID TECHNOLOGY, INC.
filed 2018-08-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of August 6, 2018 was 41,790,314.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with elongated sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues:
Products	$46,379	$47,655	$92,789	$98,661
Services	52,236	54,718	103,763	107,819
Total net revenues	98,615	102,373	196,552	206,480

Cost of revenues:
Products	26,347	26,489	52,642	50,993
Services	13,986	14,181	27,971	28,275
Amortization of intangible assets	1,950	1,950	3,900	3,900
Total cost of revenues	42,283	42,620	84,513	83,168
Gross profit	56,332	59,753	112,039	123,312

Operating expenses:
Research and development	15,985	16,991	31,670	35,879
Marketing and selling	27,759	29,018	53,891	54,829
General and administrative	14,041	13,644	27,996	28,075
Amortization of intangible assets	363	363	726	726
Restructuring costs, net	268	6,063	3,175	7,046
Total operating expenses	58,416	66,079	117,458	126,555

Operating loss	(2,084)	(6,326)	(5,419)	(3,243)

Interest and other expense, net	(6,278)	(3,918)	(11,637)	(8,764)
Loss before income taxes	(8,362)	(10,244)	(17,056)	(12,007)
Provision for income taxes	144	587	399	739
Net loss	$(8,506)	$(10,831)	$(17,455)	$(12,746)

Net loss per common share – basic and diluted	$(0.20)	$(0.26)	$(0.42)	$(0.31)

Weighted-average common shares outstanding – basic	41,587	40,953	41,496	40,863
Weighted-average common shares outstanding – diluted	41,587	40,953	41,496	40,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(8,506)	$(10,831)	$(17,455)	$(12,746)

Other comprehensive income:
Foreign currency translation adjustments	(2,204)	2,939	(1,056)	4,789

Comprehensive loss	$(10,710)	$(7,892)	$(18,511)	$(7,957)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$60,209	$57,223
Restricted cash	8,500	—
Accounts receivable, net of allowances of $1,164 and $11,142 at June 30, 2018 and December 31, 2017, respectively (Note 1)	47,703	40,134
Inventories	31,752	38,421
Prepaid expenses	10,731	8,208
Contract assets	15,544	—
Other current assets	6,867	10,341
Total current assets	181,306	154,327
Property and equipment, net	19,442	21,903
Intangible assets, net	9,057	13,682
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,282	1,318
Other long-term assets	10,222	10,811
Total assets	$253,952	$234,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,547	$30,160
Accrued compensation and benefits	19,024	25,466
Accrued expenses and other current liabilities	39,373	31,549
Income taxes payable	1,720	1,815
Short-term debt	1,400	5,906
Deferred revenue	82,470	121,184
Total current liabilities	177,534	216,080
Long-term debt	230,661	204,498
Long-term deferred revenue	15,228	73,429
Other long-term liabilities	7,403	9,247
Total liabilities	430,826	503,254

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,028,334	1,035,808
Accumulated deficit	(1,193,791)	(1,284,703)
Treasury stock at cost	(8,358)	(17,672)
Accumulated other comprehensive loss	(3,482)	(2,426)
Total stockholders’ deficit	(176,874)	(268,570)
Total liabilities and stockholders’ deficit	$253,952	$234,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017 (1)
Cash flows from operating activities:
Net loss	$(17,455)	$(12,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,899	11,531
Recovery for doubtful accounts	(43)	(214)
Stock-based compensation expense	2,255	3,393
Non-cash provision for restructuring	934	2,477
Non-cash interest expense	6,149	5,214
Unrealized foreign currency transaction (gains) losses	(921)	4,763
Provision for (benefit from) deferred taxes	5	(746)
Changes in operating assets and liabilities:
Accounts receivable	13,525	9,343
Inventories	653	9,482
Prepaid expenses and other assets	2,454	(3,287)
Accounts payable	3,426	980
Accrued expenses, compensation and benefits and other liabilities	(12,275)	(3,419)
Income taxes payable	(37)	991
Deferred revenue	(10,070)	(21,690)
Net cash (used in) provided by operating activities	(501)	6,072

Cash flows from investing activities:
Purchases of property and equipment	(4,888)	(3,108)
Increase in other long-term assets	(17)	(23)
Net cash used in investing activities	(4,905)	(3,131)

Cash flows from financing activities:
Proceeds from long-term debt	22,688	—
Repayment of debt	(4,723)	(2,500)
Proceeds from the issuance of common stock under employee stock plans	256	217
Common stock repurchases for tax withholdings for net settlement of equity awards	(649)	(497)
Net cash provided by (used in) financing activities	17,572	(2,780)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(399)	625
Net increase in cash, cash equivalents and restricted cash	11,767	786
Cash, cash equivalents and restricted cash at beginning of period	60,433	49,948
Cash, cash equivalents and restricted cash at end of period	$72,200	$50,734
Supplemental information:
Cash and cash equivalents	$60,209	$47,434
Restricted cash	8,500	—
Restricted cash included in other long-term assets	3,491	3,300
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,200	$50,734

Cash (refunded) paid for income taxes	$(2,051)	$261
Cash paid for interest	$5,829	$4,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 has been revised to reflect the adoption, on January 1, 2018, of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Condensed Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note 1 for further discussion.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Subsequent Events

We evaluated subsequent events through the date of issuance of these financial statements and no other subsequent events required recognition or disclosure in these financial statements.

Significant Accounting Policies - Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. The Company accounts for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance and (v) collectability is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  We reduce transaction prices for estimated returns and other allowances that represent variable consideration under Accounting Standards Codification (“ASC”) Topic 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities.  Other forms of contingent revenue or variable consideration are infrequent.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded a net reduction to opening accumulated deficit of approximately $108 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The primary impact of ASC 606 that resulted in a significant decrease in deferred revenue is that vendor specific objective evidence of fair value is no longer required to recognize revenue for distinct software products upon delivery, which allows recognition upon delivery rather than on a ratable basis over a period of time.

A summary of the changes to balance sheet line items that resulted from the adoption of ASC 606 as of January 1, 2018 is as follows (in thousands):

	As of January 1, 2018
	As Previously Reported	Impact of Adoption of Topic 606 (5)(6)	As Adjusted(6)
Assets:
Accounts receivable, net(1)	$40,134	$21,088	$61,222
Contract assets(2)	—	6,579	6,579
Inventory(3)	38,421	(5,716)	32,705
Other long-term assets	10,811	865	11,676
Total assets	$234,684	$22,816	$257,500
Liabilities:
Accrued expenses and other current liabilities (1)	$31,549	$11,139	$42,688
Deferred revenue (current portion) (4)	121,184	(41,611)	79,573
Long-term deferred revenue (4)	73,429	(55,079)	18,350
Total liabilities	$503,254	$(85,551)	$417,703
Stockholders’ deficit:
Accumulated deficit	(1,284,703)	108,367	(1,176,336)
Total stockholders’ deficit	$(268,570)	$108,367	$(160,203)

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

(4)
The reduction is primarily attributable to the elimination of the requirement to have vendor specific objective evidence of fair value for undelivered elements that existed under ASC 985, the prior applicable accounting guidance, for software products, which no longer precludes revenue recognition under ASC 606.

(5) See Note 9 for a further description of the components of revenue and related performance obligations under ASC 606 that resulted in cumulative changes to balance sheet accounts as a result of the adoption of ASC 606.
(6) The impact of the adoption of ASC 606 reported in our Form 10-Q for the three months ended March 31, 2018 has been revised in this filing to reflect an additional reduction to deferred revenue and accumulated deficit as of January 1, 2018 of $3.8 million.
The adoption of Topic 606, as compared to legacy GAAP required for revenue recognition, did not have a significant impact on revenue or net loss for the three and six months ended June 30, 2018.  The impact of ASC 606 to balance sheet line items as of June 30, 2018, after reflecting the opening balance sheet adjustments described in detail above, was not material. There was no tax impact associated with the adoption because our deferred tax assets related to deferred revenue have a full valuation allowance.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA nor have we recorded any adjustments during the quarter ended June 30, 2018. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
Options	943	2,382
Non-vested restricted stock units	2,677	3,163
Anti-dilutive potential common shares	3,620	5,545

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020, or the Notes. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock price was less than the conversion price as of June 30, 2018 and 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2018 and December 31, 2017, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,546	$407	$1,139	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,743	$484	$1,259	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of June 30, 2018, the net carrying amount of the Notes was $107.4 million, and the fair value of the Notes was approximately $108.3 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$11,311	$11,217
Work in process	583	397
Finished goods	19,858	26,807
Total	$31,752	$38,421

As of June 30, 2018 and December 31, 2017, finished goods inventory included $4.0 million and $8.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced. As discussed in Note 1, $5.7 million of inventory was eliminated upon the adoption of ASC 606 on January 1, 2018 as such inventory was directly attributable to deferred revenue transactions that were also eliminated upon adoption.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,365	$(50,728)	$7,637	$58,609	$(47,072)	$11,537
Customer relationships	54,838	(53,418)	1,420	54,946	(52,801)	2,145
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,460	$(110,403)	$9,057	$119,812	$(106,130)	$13,682

Amortization expense related to all intangible assets in the aggregate was $2.3 million for both the three months ended June 30, 2018 and 2017, and $4.6 million for both the six months ended June 30, 2018 and 2017. We expect amortization of acquired intangible assets to be $4.6 million for the remainder of 2018 and $4.4 million in 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of June 30, 2018 and December 31, 2017.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred rent	$1,677	$2,970
Accrued restructuring	447	731
Deferred compensation	5,279	5,546
Total	$7,403	$9,247

7.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $3.2 million pursuant to this agreement as of June 30, 2018 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2018, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

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

We issued a letter of credit totaling $8.5 million to one of our sole-source suppliers in February 2018. The supplier is eligible to draw on the letter of credit in the event that we are insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit is valid for one year from its issuance date, and may automatically renew based on the terms of the underlying agreement.

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

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against us and certain of our executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of our common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5

promulgated thereunder. The complaint’s allegations relate generally to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, we moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to our motion to dismiss, and on August 21, 2017, we filed our reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. The settlement was approved by the court and the settlement payment was made by our insurers in May 2018.

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

At June 30, 2018 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Accrual balance at beginning of year	$2,545	$2,518
Accruals for product warranties	1,073	1,304
Costs of warranty claims	(1,201)	(1,261)
Accrual balance at end of period	$2,417	$2,561

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

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

During the three and six months ended June 30, 2018, we recorded restructuring charges of $0.3 million and $3.2 million, respectively. The restructuring charges for the six months ended June 30, 2018 included $0.8 million of severance costs adjustments, $1.5 million facility restructuring accrual adjustments resulted from the consolidation of our facilities in Burlington, Massachusetts, and $0.9 million of leasehold improvement write-off.

During the three and six months ended June 30, 2017, we recorded restructuring charges of $6.1 million and $7.0 million, respectively. The restructuring charges for the six months ended June 30, 2017 included $2.5 million for the severance costs related to approximately 58 terminated employees, and $4.5 million for the closure of certain excess facility space, including leasehold improvement write-offs and adjustments to sublease assumptions associated with prior abandoned facilities.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee	$687	$1,686	$855	$2,362
Facility	(1,619)	2,373	1,072	2,629
Total facility and employee charges	(932)	4,059	1,927	4,991
Other	1,200	2,004	1,248	2,055
Total restructuring charges, net	$268	$6,063	$3,175	$7,046

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2018 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2017	$1,998	$2,479	$4,477
Restructuring charges and revisions	855	1,072	1,927
Accretion	—	96	96
Cash payments	(1,766)	(1,723)	(3,489)
Foreign exchange impact on ending balance	3	1	4
Accrual balance as of June 30, 2018	$1,090	$1,925	$3,015
Less: current portion	1,090	1,478	2,568
Long-term accrual balance as of June 30, 2018	$—	$447	$447

The employee restructuring accrual at June 30, 2018 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2018.

The facility restructuring accrual at June 30, 2018 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $1.5 million is included in the caption “accrued expenses and other current liabilities” and $0.4 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of June 30, 2018.

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

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment. The following table is a summary of our revenues by type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Video products and solutions net revenues	$26,927	$26,706	$58,501	$55,527
Audio products and solutions net revenues	19,452	20,949	34,288	43,134
Products and solutions net revenues	46,379	47,655	92,789	98,661
Subscription services	8,326	3,865	16,791	7,586
Support services	36,076	43,543	69,836	85,429
Professional services, training and other services	7,834	7,310	17,136	14,804
Services net revenues	52,236	54,718	103,763	107,819
Total net revenues	$98,615	$102,373	$196,552	$206,480

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Revenues:
United States	$38,100	$45,905	$75,648	$82,685
Other Americas	6,364	6,413	12,750	13,204
Europe, Middle East and Africa	40,206	37,986	80,969	80,121
Asia-Pacific	13,945	12,069	27,185	30,470
Total net revenues	$98,615	$102,373	$196,552	$206,480

(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Contract Asset

Contract asset activity for the six months ended June 30, 2018 was as follows (in thousands):

June 30, 2018
Contract asset at January 1, 2018	$6,579
Revenue in excess of billings	14,233
Customer billings	(5,268)
Contract asset at June 30, 2018	$15,544

The increase in contract assets during the six months ended June 30, 2018 is due to (i) continued growth in our subscription offerings and (ii) the timing of payments due under our enterprise network agreements which predominately are payable annually whereas performance obligations are fulfilled on a continuous basis.

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2018 was as follows (in thousands):

June 30, 2018
Deferred revenue at January 1, 2018	$101,740
Billings deferred	50,765
Recognition of prior deferred revenue	(54,807)
Deferred revenue at June 30, 2018	$97,698

A summary of the significant performance obligations included in deferred revenue as of June 30, 2018 is as follows (in thousands):

June 30, 2018
Product	$9,261
Subscription	753
Support Contracts	62,448
Implied PCS	19,043
Professional services, training and other	6,193
Deferred revenue at June 30, 2018	$97,698

We expect deferred revenue recorded as of June 30, 2018 will be recorded as revenue within the next 12 months, except for Implied PCS performance obligations and long-term support agreements. We expect $6 million, $5 million, $3 million, and $1 million of Implied PCS deferred revenue recorded as of June 30, 2018 will be recognized as revenue for the years ended December 31, 2019, 2020, 2021, and 2022, respectively. We expect $2 million and $1 million of long-term support deferred revenue recorded as of June 30, 2018 will be recognized for the years ended December 31, 2019 and 2020 respectively.

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loan, net of unamortized debt issuance costs of $2,909 at June 30, 2018 and $3,499 at December 31, 2017	$123,153	$102,751
Notes, net of unamortized original issue discount and debt issuance costs of $13,629 at June 30, 2018 and $17,026 at December 31, 2017, respectively	107,371	105,974
Other long-term debt	1,537	1,679
Total debt	232,061	210,404
Less: current portion	1,400	5,906
Total long-term debt	$230,661	$204,498

The following table summarizes the maturities of our borrowing obligations as of June 30, 2018 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2018	$638	$—	$62	$700
2019	1,275	—	132	1,407
2020	2,231	121,000	141	123,372
2021	4,781	—	152	4,933
2022	6,375	—	162	6,537
Thereafter	110,762	—	888	111,650
Total before unamortized discount	126,062	121,000	1,537	248,599
Less: unamortized discount and issuance costs	2,909	13,629	—	16,538
Less: current portion of long-term debt	1,275	—	125	1,400
Total long-term debt	$121,878	$107,371	$1,412	$230,661

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the three and six months ended June 30, 2018 was $2.2 million and $4.4 million, respectively, reflecting the coupon and accretion of the discount.

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

Term Loan and Credit Facility

On February 26, 2016, we entered into the Financing Agreement with the Lenders. Pursuant to the Financing Agreement, the Lenders originally agreed to provide us with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”), and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. We granted a security interest on substantially all of our assets to secure the obligations under the Term Loan and the Credit Facility. The Term Loan requires us to use 50% of excess cash flow, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated.

On November 9, 2017, we entered into an amendment and extended an additional $15.0 million term loan and increased the amount available under the Credit Facility by $5.0 million.

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 will be $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750. Following the amendment effective date, interest accrues on outstanding borrowings under the Term Loan and Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. The amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility, capitalized leases and non-cash collateralized letters of credit to (b) consolidated EBITDA) of no greater than 3.00:1.00 for the four quarters ended June 30, 2018 through December 31, 2018, 2.50:1.00 for the four quarters ending March 31, 2019 through December 31, 2019, 2.25:1.00 for the four quarters ending March 31, 2020 through March 31, 2021, 2.00:1.00 for the four quarters ending June 30, 2021 through December 31, 2022, respectively, and thereafter declining to 1.50:1.00.

The maximum available credit under the Credit Facility is $22.5 million. There were no amounts outstanding under the Credit Facility as of June 30, 2018. We were in compliance with the Financing Agreement covenants as of June 30, 2018. We recorded $2.7 million and $5.0 million of interest expenses on the Term Loan for the three and six months ended June 30, 2018, respectively.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the six months ended June 30, 2018 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2018	2,290,017	—	2,290,017	$9.65
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or canceled	(1,347,040)	—	(1,347,040)	$10.47
Options outstanding at June 30, 2018	942,977	—	942,977	$8.49	2.11	$—
Options vested at June 30, 2018 or expected to vest			942,977	$8.49	2.11	$—
Options exercisable at June 30, 2018			942,977	$8.49	2.11	$—

Information with respect to our non-vested restricted stock units for the six months ended June 30, 2018 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2018	1,809,138	1,254,110	3,063,248	$5.10
Granted	1,218,706	732,884	1,951,590	$4.63
Vested	(437,570)	—	(437,570)	$5.63
Forfeited	(841,460)	(1,059,091)	(1,900,551)	$5.02
Non-vested at June 30, 2018	1,748,814	927,903	2,676,717	$4.73	1.21	$13,892
Expected to vest			2,356,699	$4.85	1.21	$12,231

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of products revenues	$24	$10	$43	$25
Cost of services revenues	50	410	84	459
Research and development expenses	51	164	203	252
Marketing and selling expenses	373	437	733	793
General and administrative expenses	1,054	961	1,192	1,864
	$1,552	$1,982	$2,255	$3,393

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had approximately 108,000 paying cloud-enabled subscribers in the second quarter of 2018, a 39% increase from the second quarter of 2017. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as new product offerings are sold at a wider variety of price points.

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

Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. We account for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance and (v) collectibility is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Product	47.0%	46.6%	47.2%	47.8%
Services	53.0%	53.4%	52.8%	52.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.9%	41.6%	43.0%	40.3%
Gross margin	57.1%	58.4%	57.0%	59.7%
Operating expenses:
Research and development	16.2%	16.6%	16.1%	17.4%
Marketing and selling	28.1%	28.4%	27.4%	26.6%
General and administrative	14.2%	13.3%	14.2%	13.6%
Amortization of intangible assets	0.4%	0.4%	0.5%	0.3%
Restructuring costs, net	0.3%	5.9%	1.6%	3.4%
Total operating expenses	59.2%	64.6%	59.8%	61.3%
Operating loss	(2.1)%	(6.2)%	(2.8)%	(1.6)%
Interest and other expense, net	(6.4)%	(3.8)%	(5.9)%	(4.2)%
Loss before income taxes	(8.5)%	(10.0)%	(8.7)%	(5.8)%
Provision for income taxes	0.1%	0.6%	0.2%	0.4%
Net loss	(8.6)%	(10.6)%	(8.9)%	(6.2)%

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

Net Revenues for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$26,927	$221	0.8%	$26,706
Audio products and solutions	19,452	(1,497)	(7.1)%	20,949
Products and solutions	46,379	(1,276)	(2.7)%	47,655
Services	52,236	(2,482)	(4.5)%	54,718
Total net revenues	$98,615	$(3,758)	(3.7)%	$102,373

Net Revenues for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$58,501	$2,974	5.4%	$55,527
Audio products and solutions	34,288	(8,846)	(20.5)%	43,134
Products and solutions	92,789	(5,872)	(6.0)%	98,661
Services	103,763	(4,056)	(3.8)%	107,819
Total net revenues	$196,552	$(9,928)	(4.8)%	$206,480

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	39%	45%	39%	40%
Other Americas	6%	6%	6%	6%
Europe, Middle East and Africa	41%	37%	41%	39%
Asia-Pacific	14%	12%	14%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions and video creative tools. Video products and solutions revenues increased $0.2 million, or 0.8%, for the three months ended June 30, 2018, and increased $3.0 million, or 5.4%, for the six months ended June 30, 2018, compared to the same periods in 2017. The increases were primarily the result of improved storage product sales.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $1.5 million, or 7.1%, for the three months ended June 30, 2018, and decreased $8.8 million, or 20.5%, for the six months ended June 30, 2018, compared to the same periods in 2017. The decreases were primarily due to the accelerated revenue recognition of Pro Tools 12 during the three and six months ended June 30, 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $2.5 million, or 4.5%, for the three months ended June 30, 2018, and decreased $4.1 million, or 3.8%, for the six months ended June 30, 2018, compared to the same periods in 2017. The decreases in services revenues were primarily due to the accelerated revenue recognition of support contracts during the three and six months ended June 30, 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$26,347	$(142)	(0.5)%	$26,489
Services	13,986	(195)	(1.4)%	14,181
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$42,283	$(337)	(0.8)%	$42,620

Gross profit	$56,332	$(3,421)	(5.7)%	$59,753

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$52,642	$1,649	3.2%	$50,993
Services	27,971	(304)	(1.1)%	28,275
Amortization of intangible assets	3,900	—	—%	3,900
Total cost of revenues	$84,513	$1,345	1.6%	$83,168

Gross profit	$112,039	$(11,273)	(9.1)%	$123,312

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our total gross margin percentage for the three months ended June 30, 2018 decreased to 57.1% from 58.4% for the same period in 2017, and for the six months ended June 30, 2018 decreased to 57.0% from 59.7% for the same period in 2017. The decreases were primarily due to the decreased revenue in the 2018 periods from our products and services as a result of the cessation of Implied Maintenance Release PCS for Pro Tools in the 2017 periods, and increased material costs as a result of more hardware product sales, partially offset by cost savings resulting from our programs to increase operational efficiencies.

Gross Margin % for the Three Months Ended June 30, 2018 and 2017
	2018 Gross Margin %	Change	2017 Gross Margin %
Products	43.2%	(1.2)%	44.4%
Services	73.2%	(0.9)%	74.1%
Total	57.1%	(1.3)%	58.4%

Gross Margin % for the Six Months Ended June 30, 2018 and 2017
	2018 Gross Margin %	Change	2017 Gross Margin %
Products	43.3%	(5.0)%	48.3%
Services	73.0%	(0.8)%	73.8%
Total	57.0%	(2.7)%	59.7%

Operating Expenses and Operating Loss

Operating Expenses and Operating Loss for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development	$15,985	$(1,006)	(5.9)%	$16,991
Marketing and selling	27,759	(1,259)	(4.3)%	29,018
General and administrative	14,041	397	2.9%	13,644
Amortization of intangible assets	363	—	—%	363
Restructuring costs, net	268	(5,795)	(95.6)%	6,063
Total operating expenses	$58,416	$(7,663)	(11.6)%	$66,079

Operating loss	$(2,084)	$4,242	(67.1)%	$(6,326)

Operating Expenses and Operating Loss for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development	$31,670	$(4,209)	(11.7)%	$35,879
Marketing and selling	53,891	(938)	(1.7)%	54,829
General and administrative	27,996	(79)	(0.3)%	28,075
Amortization of intangible assets	726	—	—%	726
Restructuring costs, net	3,175	(3,871)	(54.9)%	7,046
Total operating expenses	$117,458	$(9,097)	(7.2)%	$126,555

Operating loss	$(5,419)	$(2,176)	67.1%	$(3,243)

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $1.0 million, or 5.9%, for the three months ended June 30, 2018, and decreased $4.2 million, or 11.7%, for the six months ended June 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 Decrease From 2017
	$	%
Consulting and outside services	$(544)	(17.0)%
Personnel-related	(248)	(2.6)%
Facilities and information technology	(194)	(5.6)%
Other	(20)	(2.3)%
Total R&D expenses decrease	$(1,006)	(5.9)%

Change in R&D Expenses for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 Decrease From 2017
	$	%
Personnel-related	$(2,120)	(10.6)%
Consulting and outside services	(1,374)	(21.1)%
Facilities and information technology	(589)	(8.1)%
Other	(126)	(6.2)%
Total R&D expenses decrease	$(4,209)	(11.7)%

The decreases in all R&D expense categories for the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily the result of our cost efficiency program completed at the end of 2017.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $1.3 million, or 4.3%, for the three months ended June 30, 2018, and decreased $0.9 million, or 1.7%, for the six months ended June 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Foreign exchange loss	$(2,255)	(127.7)%
Personnel-related expenses	614	3.3%
Advertising and promotion	565	15.7%
Consulting and outside services	(150)	(21.2)%
Other	(33)	(0.8)%
Total marketing and selling expenses decrease	$(1,259)	(4.3)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Foreign exchange loss	$(3,194)	(100.5)%
Personnel-related expenses	662	1.8%
Sales kickoff meeting	638	81.2%
Advertising and promotion	607	12.1%
Consulting and outside services	461	47.7%
Other	(112)	(1.3)%
Total marketing and selling expenses decrease	$(938)	(1.7)%

For the three months ended June 30, 2018, net foreign exchange gains, which are included in marketing and selling expenses, were $0.5 million, compared to losses of $1.8 million for the same period in 2017. For the six months ended June 30, 2018, foreign exchange gains and losses offset to zero, compared to losses of $3.2 million for the same period in 2017. The foreign exchange gains and losses are resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The large changes were primarily due to the euro-dollar exchange rate volatility. The increases in personnel-related expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to higher commissions and travel expenses. The increase in sales kickoff meeting expenses for the six months ended June 30, 2018, compared to the same period in 2017, was the result of the cancellation of 2017 sales kickoff meeting due to the cost efficiency program which was substantially completed in 2017. The increases in advertising and promotion expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily the result of more spending on the National Association of Broadcasters trade show. The increase in consulting and outside services for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to more contractors used to meet higher demand for professional services from our customers during the first quarter of 2018.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses increased $0.4 million, or 2.9%, for the three months ended June 30, 2018, and decreased $0.1 million, or 0.3%, for the six months ended June 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 Increase (Decrease) From 2017
	$	%
Personnel-related	$1,023	17.3%
Consulting and outside services	(534)	(12.4)%
Facilities and information technology expenses	(92)	(2.6)%
Total G&A expenses increase	$397	2.9%

Change in G&A Expenses for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Consulting and outside services	$417	4.8%
Personnel-related	(387)	(3.1)%
Facilities and information technology expenses	(371)	(7.9)%
Other	262	11.1%
Total G&A expenses decrease	$(79)	(0.3)%

The increase in personnel-related expenses for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to annual merit increases. The decrease in personnel-related expenses for the six months ended June 30, 2018, compared to the same period in 2017, was due to decreases in incentive-based compensation accrual and stock-based compensation. The decrease in consulting and outside services for the three months ended June 30, 2018, compared to the same period in 2017, was due to lower litigation related expenses. The increase in consulting and outside services for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in web store fees driven by the increased transaction volume on our web store. The decreases in facilities and information technology expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily the result of cost savings from our facilities consolidation.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
		$	%
Provision for income taxes	$144	$(443)	(75.5)%	$587

Provision for Income Taxes for the Six Months Ended June 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
		$	%
Provision for income taxes	$399	$(340)	(46.0)%	$739

We had a tax provision of 2.3% and 6.2%, respectively, as a percentage of loss before tax for the six months ended June 30, 2018 and 2017. The $0.4 million and $0.3 million decrease in the tax provision for the three and six months ended June 30, 2018 is primarily related to changes in the jurisdictional mix of earnings partially offset by the 2017 benefit associated with amortization of foreign intangibles which was not present in 2018. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21% , implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA nor does the provision recorded at June 30, 2018 include any related adjustments for the effects of the TCJA. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the one year measurement period guidance outlined in Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete within the one year measurement period particularly after the 2017 U.S. corporate income tax return is filed in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $60.2 million as of June 30, 2018.

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

On November 9, 2017, we entered into an amendment to the Financing Agreement, which extended an additional $15.0 million term loan to us and increased the amount of available revolving credit by $5.0 million.

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 will be $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750. Following the amendment effective date, interest accrues on outstanding borrowings under the Term Loan and Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. The amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility, capitalized leases and non-cash collateralized letters of credit to (b) consolidated EBITDA) of no greater than 3.00:1.00 for the four quarters ended June 30, 2018 through December 31, 2018, 2.50:1.00 for the four quarters ending March 31, 2019 through December 31, 2019, 2.25:1.00 for the four quarters ending March 31, 2020 through March 31, 2021, 2.00:1.00 for the four quarters ending June 30, 2021 through December 31, 2022, respectively, and thereafter declining to 1.50:1.00. The maximum available credit under the Credit Facility is $22.5 million. We were in compliance with the Financing Agreement covenants as of June 30, 2018.

Our ability to satisfy the Leverage Ratio covenant in the future is dependent on our ability to maintain bookings and billings at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, and (iv) volatility in currency rates. In addition to the impact of new bookings and billings, in 2017 we ceased to recognize revenues related to the existence of Implied Maintenance Release PCS in prior periods, which will have an adverse impact on our Leverage Ratio.

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

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draw up to a maximum of $22.5 under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(501)	$6,072
Net cash used in investing activities	(4,905)	(3,131)
Net cash provided by (used in) financing activities	17,572	(2,780)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(399)	625
Net increase in cash, cash equivalents and restricted cash	$11,767	$786

Cash Flows from Operating Activities

Cash used in operating activities aggregated $0.5 million for the six months ended June 30, 2018. The decrease in cash provided by operations compared to the six months ended June 30, 2017 was primarily due to the timing of annual bonus payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2018, net cash flows used in investing activities reflected $4.9 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, net cash flows provided by financing activities were primarily due to the $22.7 million additional Term Loan, $3.0 million quarterly principal payments, and $1.7 million settlement of the Notes.

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

We had foreign exchange gains and losses offset to zero for the six months ended June 30, 2018, and net foreign exchange losses of $3.2 million for the same period in 2017. The foreign exchange gains and losses were resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2018, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. Following the latest amendment Effective Date, May 10, 2018, interest accrues on outstanding borrowings under the Term Loan and the Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of June 30, 2018, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1	Employment Agreement between Avid Technology, Inc. and Kenneth Gayron, dated May 25, 2018.	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 9, 2018	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer