Form 10-Q
period 2018-09-30
AVID TECHNOLOGY, INC.
filed 2018-11-08
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
__________________
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 under the Exchange Act.

Large Accelerated Filer ☐ Non-accelerated Filer ☐	Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.01, as of November 2, 2018 was 41,852,649.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues:
Products	$52,133	$54,319	$144,922	$152,980
Services	51,913	50,946	155,676	158,765
Total net revenues	104,046	105,265	300,598	311,745

Cost of revenues:
Products	27,042	29,485	79,684	80,478
Services	14,443	13,472	42,414	41,747
Amortization of intangible assets	1,950	1,950	5,850	5,850
Total cost of revenues	43,435	44,907	127,948	128,075
Gross profit	60,611	60,358	172,650	183,670

Operating expenses:
Research and development	15,873	16,025	47,543	51,904
Marketing and selling	23,461	25,652	77,352	80,481
General and administrative	13,660	15,193	41,656	43,268
Amortization of intangible assets	363	362	1,089	1,088
Restructuring costs, net	226	(582)	3,401	6,464
Total operating expenses	53,583	56,650	171,041	183,205

Operating income	7,028	3,708	1,609	465

Interest and other expense, net	(5,725)	(4,701)	(17,362)	(13,465)
Income (loss) before income taxes	1,303	(993)	(15,753)	(13,000)
Provision for (benefit from) income taxes	425	(1,065)	824	(326)
Net income (loss)	$878	$72	$(16,577)	$(12,674)

Net income (loss) per common share – basic and diluted	$0.02	$0.00	$(0.40)	$(0.31)

Weighted-average common shares outstanding – basic	41,792	41,133	41,596	40,954
Weighted-average common shares outstanding – diluted	42,226	41,355	41,596	40,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$878	$72	$(16,577)	$(12,674)

Other comprehensive income:
Foreign currency translation adjustments	86	2,014	(970)	6,803

Comprehensive income (loss)	$964	$2,086	$(17,547)	$(5,871)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$50,460	$57,223
Restricted cash	8,500	—
Accounts receivable, net of allowances of $1,268 and $11,142 at September 30, 2018 and December 31, 2017, respectively (Note 1)	50,998	40,134
Inventories	32,111	38,421
Prepaid expenses	9,453	8,208
Contract assets	17,147	—
Other current assets	6,890	10,341
Total current assets	175,559	154,327
Property and equipment, net	19,350	21,903
Intangible assets, net	6,745	13,682
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,282	1,318
Other long-term assets	11,466	10,811
Total assets	$247,045	$234,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,593	$30,160
Accrued compensation and benefits	21,666	25,466
Accrued expenses and other current liabilities	37,865	31,549
Income taxes payable	2,182	1,815
Short-term debt	1,401	5,906
Deferred revenue	73,935	121,184
Total current liabilities	170,642	216,080
Long-term debt	229,429	204,498
Long-term deferred revenue	14,289	73,429
Other long-term liabilities	6,820	9,247
Total liabilities	421,180	503,254

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,028,468	1,035,808
Accumulated deficit	(1,192,913)	(1,284,703)
Treasury stock at cost	(6,717)	(17,672)
Accumulated other comprehensive loss	(3,396)	(2,426)
Total stockholders’ deficit	(174,135)	(268,570)
Total liabilities and stockholders’ deficit	$247,045	$234,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017 (1)
Cash flows from operating activities:
Net loss	$(16,577)	$(12,674)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,905	16,932
Provision for (recovery from) doubtful accounts	61	(158)
Stock-based compensation expense	4,331	5,874
Non-cash provision for restructuring	1,083	3,191
Non-cash interest expense	8,697	7,255
Unrealized foreign currency transaction (gains) losses	(794)	6,885
Provision for (benefit from) deferred taxes	6	(925)
Changes in operating assets and liabilities:
Accounts receivable	10,129	2,877
Inventories	294	9,542
Prepaid expenses and other assets	3,724	(3,958)
Accounts payable	3,467	2,065
Accrued expenses, compensation and benefits and other liabilities	(12,453)	543
Income taxes payable	423	(161)
Deferred revenue and contract assets	(22,544)	(31,185)
Net cash (used in) provided by operating activities	(4,248)	6,103

Cash flows from investing activities:
Purchases of property and equipment	(7,540)	(6,125)
Increase in other long-term assets	(25)	(24)
Net cash used in investing activities	(7,565)	(6,149)

Cash flows from financing activities:
Proceeds from long-term debt	22,688	912
Repayment of debt	(7,808)	(3,750)
Proceeds from the issuance of common stock under employee stock plans	266	219
Common stock repurchases for tax withholdings for net settlement of equity awards	(957)	(732)
Net cash provided by (used in) financing activities	14,189	(3,351)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(358)	753
Net increase (decrease) in cash, cash equivalents and restricted cash	2,018	(2,644)
Cash, cash equivalents and restricted cash at beginning of period	60,433	49,948
Cash, cash equivalents and restricted cash at end of period	$62,451	$47,304
Supplemental information:
Cash and cash equivalents	$50,460	$44,094
Restricted cash	8,500	—
Restricted cash included in other long-term assets	3,491	3,210
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,451	$47,304

Cash (refunded) paid for income taxes	$(2,268)	$463
Cash paid for interest	$9,024	$7,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 has been revised to reflect the adoption, on January 1, 2018, of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Condensed Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note 1 for further discussion.

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
The adoption of Topic 606, as compared to legacy U.S. GAAP required for revenue recognition, did not have a significant impact on revenue or net loss for the three and nine months ended September 30, 2018.  The impact of ASC 606 to balance sheet line items as of September 30, 2018, after reflecting the opening balance sheet adjustments described in detail above, was not material. There was no tax impact associated with the adoption because our deferred tax assets related to deferred revenue have a full valuation allowance.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we have completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income (GILTI) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of  foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the quarter ended September 30, 2018 the Company has made a policy election to record tax effects of GILTI as an expense in the period incurred.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with ASC 350 on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have been applying ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is a service contract during 2017 and 2018. The early adoption of ASU 2018-15 has no impact on our consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The new guidance becomes effective for us on January 1, 2019, and early adoption is permitted upon issuance. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842. The transition relief amendments apply to entities that have not yet adopted ASC 842.  We intend to adopt the standard beginning in fiscal 2019 using the modified retrospective transition approach, specifically, using the alternative transition method provided by ASU 2018-11. While we are still in the process of evaluating the impact of this new accounting standard, we expect the impact will be material to the statement of financial position, and not material to the statements of operations and cash flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. The amendments are effective for all filings made on or after November 5, 2018. However, the SEC staff has provided an extended transition period for companies to comply with the new interim disclosure requirement to provide a reconciliation of changes in shareholders’ equity (either in a separate statement or note to the financial statements). The extended transition period allows us to first present the reconciliation of changes in shareholders' equity in our Form 10-Q for the first quarter ended March 31, 2019. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017
Options	916	2,334
Non-vested restricted stock units	3,009	3,289
Anti-dilutive potential common shares	3,925	5,623

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020, or the Notes. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction, or Capped Call, with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock price was less than the conversion price as of September 30, 2018 and 2017, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2018 and December 31, 2017, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,424	$426	$998	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,743	$484	$1,259	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of September 30, 2018, the net carrying amount of the Notes was $106.3 million, and the fair value of the Notes was approximately $105.6 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$10,767	$11,217
Work in process	376	397
Finished goods	20,968	26,807
Total	$32,111	$38,421

As of September 30, 2018 and December 31, 2017, finished goods inventory included $1.9 million and $8.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced. As discussed in Note 1, $5.7 million of inventory was eliminated upon the adoption of ASC 606 on January 1, 2018 as such inventory was directly attributable to deferred revenue transactions that were also eliminated upon adoption.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,425	$(52,738)	$5,687	$58,609	$(47,072)	$11,537
Customer relationships	54,863	(53,805)	1,058	54,946	(52,801)	2,145
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,545	$(112,800)	$6,745	$119,812	$(106,130)	$13,682

Amortization expense related to all intangible assets in the aggregate was $2.3 million for both the three months ended September 30, 2018 and 2017, and $6.9 million for both the nine months ended September 30, 2018 and 2017. We expect amortization of acquired intangible assets to be $2.3 million for the remainder of 2018 and $4.4 million in 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of September 30, 2018 and December 31, 2017.

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred rent	$1,378	$2,970
Accrued restructuring	218	731
Deferred compensation	5,224	5,546
Total	$6,820	$9,247

7.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $4.0 million pursuant to this agreement as of September 30, 2018 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2018, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

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

At September 30, 2018 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Accrual balance at beginning of year	$2,545	$2,518
Accruals for product warranties	1,612	1,872
Costs of warranty claims	(1,802)	(1,897)
Accrual balance at end of period	$2,355	$2,493

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

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

During the three and nine months ended September 30, 2018, we recorded restructuring charges of $0.2 million and $3.4 million, respectively. The restructuring charges for the nine months ended September 30, 2018 included $1.7 million of severance costs, $0.2 million of facility restructuring accrual adjustments, and $1.1 million of leasehold improvement write-off resulting from the consolidation of our facilities in Burlington, Massachusetts,

During the three and nine months ended September 30, 2017, we recorded recoveries of $0.6 million and restructuring charges of $6.5 million, respectively. The restructuring charges for the nine months ended September 30, 2017 included $1.2 million of severance costs and $5.2 million of facility restructuring charges for the closure of certain excess facility space, including $3.2 million of leasehold improvement write-offs.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee	$879	$(1,137)	$1,734	$1,225
Facility	(895)	735	177	3,364
Total facility and employee charges	(16)	(402)	1,911	4,589
Other	242	(180)	1,490	1,875
Total restructuring charges, net	$226	$(582)	$3,401	$6,464

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2018 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2017	$1,998	$2,479	$4,477
Restructuring charges and revisions	1,734	177	1,911
Accretion	—	101	101
Cash payments	(2,369)	(2,257)	(4,626)
Foreign exchange impact on ending balance	5	1	6
Accrual balance as of September 30, 2018	$1,368	$501	$1,869
Less: current portion	1,368	283	1,651
Long-term accrual balance as of September 30, 2018	$—	$218	$218

The employee restructuring accrual at September 30, 2018 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2018.

The facility restructuring accrual at September 30, 2018 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $0.3 million is included in the caption “accrued expenses and other current liabilities” and $0.2 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of September 30, 2018.

9.	REVENUE

Revenue Components and Performance Obligations

Video Products and Solutions

We offer a wide range of video products and solutions in connection with our sales of storage and workflow solutions, our media management solutions and our video creative tools, which include our Media Composer, NEXIS, Airspeed, Maestro and Media Central product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Audio Products and Solutions

We offer a wide range of audio products and solutions in connection with our sales of digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems, which include our Pro Tools, Pro Tools HD, Pro Tools | S6, VENUE | S6L and Sibelius product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

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

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment. The following table is a summary of our revenues by type for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Video products and solutions net revenues	$34,124	$27,058	$92,625	$82,585
Audio products and solutions net revenues	18,009	27,261	52,297	70,395
Products and solutions net revenues	52,133	54,319	144,922	152,980
Subscription services	8,786	6,712	25,577	14,298
Support services	35,033	38,016	104,869	123,445
Professional services, training and other services	8,094	6,218	25,230	21,022
Services net revenues	51,913	50,946	155,676	158,765
Total net revenues	$104,046	$105,265	$300,598	$311,745

The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Revenues:
United States	$37,078	$38,624	$112,726	$121,309
Other Americas	7,466	7,377	20,216	20,581
Europe, Middle East and Africa	43,179	41,526	124,148	121,647
Asia-Pacific	16,323	17,738	43,508	48,208
Total net revenues	$104,046	$105,265	$300,598	$311,745

(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Contract Asset

Contract asset activity for the nine months ended September 30, 2018 was as follows (in thousands):

September 30, 2018
Contract asset at January 1, 2018	$6,579
Revenue in excess of billings	20,099
Customer billings	(8,133)
Contract asset at September 30, 2018	$18,545
Less: long-term portion (recorded in other long-term assets)	1,398
Contract asset, current portion	$17,147

The increase in contract assets during the nine months ended September 30, 2018 is due to (i) continued growth in our subscription offerings and (ii) the timing of payments due under our enterprise network agreements which predominately are payable annually whereas performance obligations are fulfilled on a continuous basis.

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2018 was as follows (in thousands):

September 30, 2018
Deferred revenue at January 1, 2018	$97,923
Billings deferred	59,185
Recognition of prior deferred revenue	(68,884)
Deferred revenue at September 30, 2018	$88,224

A summary of the significant performance obligations included in deferred revenue as of September 30, 2018 is as follows (in thousands):

September 30, 2018
Product	$6,480
Subscription	943
Support Contracts	56,903
Implied PCS	17,572
Professional services, training and other	6,326
Deferred revenue at September 30, 2018	$88,224

We expect deferred revenue recorded as of September 30, 2018 will be recorded as revenue within the next 12 months, except for Implied PCS performance obligations and long-term support agreements. We expect $6 million, $5 million, $3 million, and $1 million of Implied PCS deferred revenue recorded as of September 30, 2018 will be recognized as revenue for the years ended December 31, 2019, 2020, 2021, and 2022, respectively. We expect $1 million of long-term support deferred revenue recorded as of September 30, 2018 will be recognized for each of the years ended December 31, 2019 and 2020 respectively.

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loan, net of unamortized debt issuance costs of $2,761 at September 30, 2018 and $3,499 at December 31, 2017	$122,982	$102,751
Notes, net of unamortized original issue discount and debt issuance costs of $11,669 at September 30, 2018 and $17,026 at December 31, 2017, respectively	106,331	105,974
Other long-term debt	1,517	1,679
Total debt	230,830	210,404
Less: current portion	1,401	5,906
Total long-term debt	$229,429	$204,498

The following table summarizes the maturities of our borrowing obligations as of September 30, 2018 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2018	$319	$—	$32	$351
2019	1,275	—	132	1,407
2020	2,231	118,000	142	120,373
2021	4,781	—	153	4,934
2022	6,375	—	164	6,539
Thereafter	110,762	—	894	111,656
Total before unamortized discount	125,743	118,000	1,517	245,260
Less: unamortized discount and issuance costs	2,761	11,669	—	14,430
Less: current portion of long-term debt	1,275	—	126	1,401
Total long-term debt	$121,707	$106,331	$1,391	$229,429

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier converted or repurchased in accordance with their terms prior to such date. Total interest expense for the three and nine months ended September 30, 2018 was $2.2 million and $6.6 million, respectively, reflecting the coupon and accretion of the discount.

On December 15, 2017, we purchased 2,000 of our 125,000 outstanding Notes and settled $2.0 million of the Notes for $1.7 million in cash. We recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial loss on the extinguishment of debt.

On February 8, 2018, we purchased an additional 2,000 of our 123,000 outstanding Notes and settled another $2.0 million of the Notes for $1.7 million in cash. We recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial gain on the extinguishment of debt.

On September 7, 2018, we purchased an additional 3,000 of our 121,000 outstanding Notes and settled another $3.0 million of the Notes for $2.7 million in cash. We recorded $3.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial gain on the extinguishment of debt.

Term Loan and Credit Facility

On February 26, 2016, we entered into a Financing Agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC, as collateral and administrative agent, and the lenders party thereto (the “Lenders”). The Lenders originally agreed to provide us with (a) a term loan in the aggregate principal amount of $100.0 million (the “Term Loan”), and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. We granted a security interest on substantially all of our assets to secure the obligations under the Term Loan and the Credit Facility. The Term Loan requires us to use 50% of excess cash flow, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated.

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

The maximum available credit under the Credit Facility is $22.5 million. There were no amounts outstanding under the Credit Facility as of September 30, 2018. We were in compliance with the Financing Agreement covenants as of September 30, 2018. We recorded $2.9 million and $7.9 million of interest expenses on the Term Loan for the three and nine months ended September 30, 2018, respectively.

11.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the nine months ended September 30, 2018 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2018	2,290,017	—	2,290,017	$9.65
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited or canceled	(1,373,552)	—	(1,373,552)	$10.44
Options outstanding at September 30, 2018	916,465	—	916,465	$8.48	1.88	$—
Options vested at September 30, 2018 or expected to vest			916,465	$8.48	1.88	$—
Options exercisable at September 30, 2018			916,465	$8.48	1.88	$—

Information with respect to our non-vested restricted stock units for the nine months ended September 30, 2018 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2018	1,809,138	1,254,110	3,063,248	$5.10
Granted	1,693,728	771,124	2,464,852	$4.97
Vested	(600,134)	—	(600,134)	$5.62
Forfeited	(859,458)	(1,059,091)	(1,918,549)	$5.09
Non-vested at September 30, 2018	2,043,274	966,143	3,009,417	$4.90	1.11	$17,816
Expected to vest			2,689,399	$5.02	1.11	$15,921

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of products revenues	$40	$14	$83	$39
Cost of services revenues	55	49	139	508
Research and development expenses	236	222	439	474
Marketing and selling expenses	419	582	1,152	1,375
General and administrative expenses	1,326	1,614	2,518	3,478
	$2,076	$2,481	$4,331	$5,874

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations Overview

Our strategy for connecting creative professionals and media organizations with audiences in a more powerful, efficient, collaborative, and profitable ways leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third party products and services that run on top of it. The platform provides secure and protected access, and enables the creation and delivery of content faster and easier through a set of modular application suites and new public and private marketplaces, that together, represent an open, integrated and flexible media production and distribution environment for the media industry. Our Avid Advantage Support Plans reinforce our strategy by offering a high standard in service, support and education to enable our customers to derive more efficiency from their Avid investment. In addition, the Avid Customer Association (“ACA”) was established as an innovative and influential media technology community representing thousands of organizations and over 20,000 professionals from all levels of the industry. The ACA fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

Another key element of our strategy is our transition to a subscription or recurring revenue based model. We started offering cloud-based subscription licensing options for some of our products and solutions in 2014, and had approximately 116,000 paying cloud-enabled subscribers at the end of the third quarter of 2018, a 44% increase from the third quarter of 2017. These licensing options offer choice in pricing and deployment to suit our customers’ needs and are expected to increase recurring revenue on a longer term basis. However, during our transition to a recurring revenue model, we expect that our revenue, deferred revenue, and cash flow from operations will be adversely affected as new product offerings are sold at a wider variety of price points.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Product	50.1%	51.6%	48.2%	49.1%
Services	49.9%	48.4%	51.8%	50.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.7%	42.7%	42.6%	41.1%
Gross margin	58.3%	57.3%	57.4%	58.9%
Operating expenses:
Research and development	15.3%	15.2%	15.8%	16.6%
Marketing and selling	22.5%	24.4%	25.7%	25.8%
General and administrative	13.1%	14.4%	13.9%	13.9%
Amortization of intangible assets	0.3%	0.3%	0.4%	0.4%
Restructuring costs, net	0.2%	(0.6)%	1.1%	2.1%
Total operating expenses	51.4%	53.7%	56.9%	58.8%
Operating income	6.9%	3.6%	0.5%	0.1%
Interest and other expense, net	(5.5)%	(4.5)%	(5.8)%	(4.3)%
Income (loss) before income taxes	1.4%	(0.9)%	(5.3)%	(4.2)%
Provision for (benefit from) income taxes	0.4%	(1.0)%	0.3%	(0.1)%
Net income (loss)	1.0%	0.1%	(5.6)%	(4.1)%

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

Net Revenues for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$34,124	$7,066	26.1%	$27,058
Audio products and solutions	18,009	(9,252)	(33.9)%	27,261
Products and solutions	52,133	(2,186)	(4.0)%	54,319
Services	51,913	967	1.9%	50,946
Total net revenues	$104,046	$(1,219)	(1.2)%	$105,265

Net Revenues for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$92,625	$10,040	12.2%	$82,585
Audio products and solutions	52,297	(18,098)	(25.7)%	70,395
Products and solutions	144,922	(8,058)	(5.3)%	152,980
Services	155,676	(3,089)	(1.9)%	158,765
Total net revenues	$300,598	$(11,147)	(3.6)%	$311,745

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	36%	37%	38%	39%
Other Americas	7%	7%	7%	7%
Europe, Middle East and Africa	41%	39%	41%	39%
Asia-Pacific	16%	17%	14%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions and video creative tools. Video products and solutions revenues increased $7.1 million, or 26.1%, for the three months ended September 30, 2018, and increased $10.0 million, or 12.2%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The increases were primarily due to improved storage product sales as a result of more large enterprise contracts executed in 2018.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $9.3 million, or 33.9%, for the three months ended September 30, 2018, and decreased $18.1 million, or 25.7%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The decreases were primarily due to the accelerated revenue recognition of Pro Tools 12 during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools as well as lower audio hardware sales.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $1.0 million, or 1.9%, for the three months ended September 30, 2018, and decreased $3.1 million, or 1.9%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The increase in service revenue for the three months ended September 30, 2018 was the result of increased subscription sales and professional services and training. The decrease in services revenues for the nine months ended September 30, 2018 was primarily due to the accelerated revenue recognition of support contracts during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$27,042	$(2,443)	(8.3)%	$29,485
Services	14,443	971	7.2%	13,472
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$43,435	$(1,472)	(3.3)%	$44,907

Gross profit	$60,611	$253	0.4%	$60,358

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$79,684	$(794)	(1.0)%	$80,478
Services	42,414	667	1.6%	41,747
Amortization of intangible assets	5,850	—	—%	5,850
Total cost of revenues	$127,948	$(127)	(0.1)%	$128,075

Gross profit	$172,650	$(11,020)	(6.0)%	$183,670

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our total gross margin percentage for the three months ended September 30, 2018 increased to 58.3% from 57.3% for the same period in 2017, and for the nine months ended September 30, 2018 decreased to 57.4% from 58.9% for the same period in 2017. The increase for the three-month period was primarily due to increased video product revenues and cost savings from our programs to increase operational efficiencies. The decrease for the nine-month period was primarily due to the accelerated revenue recognition of Pro Tools during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Gross Margin % for the Three Months Ended September 30, 2018 and 2017
	2018 Gross Margin %	Change	2017 Gross Margin %
Products	48.1%	2.4%	45.7%
Services	72.2%	(1.4)%	73.6%
Total	58.3%	1.0%	57.3%

Gross Margin % for the Nine Months Ended September 30, 2018 and 2017
	2018 Gross Margin %	Change	2017 Gross Margin %
Products	45.0%	(2.4)%	47.4%
Services	72.8%	(0.9)%	73.7%
Total	57.4%	(1.5)%	58.9%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development	$15,873	$(152)	(0.9)%	$16,025
Marketing and selling	23,461	(2,191)	(8.5)%	25,652
General and administrative	13,660	(1,533)	(10.1)%	15,193
Amortization of intangible assets	363	1	0.3%	362
Restructuring costs, net	226	808	(138.8)%	(582)
Total operating expenses	$53,583	$(3,067)	(5.4)%	$56,650

Operating income	$7,028	$3,320	89.5%	$3,708

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development	$47,543	$(4,361)	(8.4)%	$51,904
Marketing and selling	77,352	(3,129)	(3.9)%	80,481
General and administrative	41,656	(1,612)	(3.7)%	43,268
Amortization of intangible assets	1,089	1	0.1%	1,088
Restructuring costs, net	3,401	(3,063)	(47.4)%	6,464
Total operating expenses	$171,041	$(12,164)	(6.6)%	$183,205

Operating income	$1,609	$1,144	246.0%	$465

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $0.2 million, or 0.9%, for the three months ended September 30, 2018, and decreased $4.4 million, or 8.4%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 Decrease From 2017
	$	%
Computer hardware and supplies	$405	140.4%
Consulting and outside services	(383)	(12.9)%
Other	(174)	(1.4)%
Total R&D expenses decrease	$(152)	(0.9)%

Change in R&D Expenses for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 Decrease From 2017
	$	%
Personnel-related	$(2,091)	(7.2)%
Consulting and outside services	(1,757)	(18.5)%
Facilities and information technology	(730)	(6.9)%
Computer hardware and supplies	615	65.9%
Other	(398)	(20.2)%
Total R&D expenses decrease	$(4,361)	(8.4)%

The decreases in R&D expense categories for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily the result of our cost efficiency program completed at the end of 2017. The increases in computer hardware and supplies for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were the result of more prototype development for our video products.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $2.2 million, or 8.5%, for the three months ended September 30, 2018, and decreased $3.1 million, or 3.9%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Foreign exchange loss	$(1,295)	(79.5)%
Personnel-related expenses	(544)	(3.1)%
Facilities and information technology	(452)	(11.6)%
Other	100	3.8%
Total marketing and selling expenses decrease	$(2,191)	(8.5)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Foreign exchange loss	$(4,489)	(93.4)%
Facilities and information technology	(676)	(5.6)%
Sales kickoff meeting	651	81.8%
Consulting and outside services	535	33.1%
Advertising and promotion	259	4.0%
Bad debt	219	(138.6)%
Other	372	0.7%
Total marketing and selling expenses decrease	$(3,129)	(3.9)%

For the three months ended September 30, 2018, net foreign exchange losses, which are included in marketing and selling expenses, were $0.3 million, compared to losses of $1.6 million for the same period in 2017. For the nine months ended September 30, 2018, net foreign exchange losses were $0.3 million, compared to losses of $4.8 million for the same period in 2017. The foreign exchange losses result from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The large changes were primarily due to the euro-dollar exchange rate volatility. The decrease in personnel-related expenses for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to lower sales commissions as certain commissions will be earned based on shipments. The decreases in facilities and information technology for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to lower office rent expenses resulting from our facilities consolidation. The increases in sales kickoff meeting, consulting and outside services, and advertising and promotion expenses for the nine months ended September 30, 2018, compared to the same period in 2017, were in line with our increased spending in marketing and selling activities and events.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $1.5 million, or 10.1%, for the three months ended September 30, 2018, and decreased $1.6 million, or 3.7%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 Increase (Decrease) From 2017
	$	%
Consulting and outside services	$(1,036)	(20.5)%
Personnel-related	(385)	(5.7)%
Facilities and information technology expenses	(112)	(3.4)%
Total G&A expenses increase	$(1,533)	(10.1)%

Change in G&A Expenses for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018 (Decrease) Increase From 2017
	$	%
Personnel-related	$(718)	(3.8)%
Consulting and outside services	(673)	(4.9)%
Facilities and information technology expenses	(417)	(6.1)%
Other	196	5.6%
Total G&A expenses decrease	$(1,612)	(3.7)%

The decreases in personnel-related expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were due to decreases in incentive-based compensation accrual and stock-based compensation. The decreases in consulting and outside services for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were due to lower litigation related expenses. The decreases in facilities and information technology expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily the result of cost savings from our facilities consolidation.

Provision for (Benefit from) Income Taxes

Provision for (Benefit from) Income Taxes for the Three Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
		$	%
Provision for (benefit from) income taxes	$425	$1,490	(139.9)%	$(1,065)

Provision for (Benefit from) Income Taxes for the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
		$	%
Provision for (benefit from) income taxes	$824	$1,150	(352.8)%	$(326)

We had a tax provision of 5.2% and benefit of 2.5%, respectively, as a percentage of loss before tax for the nine months ended September 30, 2018 and 2017. The year over year increase in the provision for both the three and nine months ended September 30, 2018 is primarily related to a change in the jurisdictional mix of earnings principally driven by the exclusion of our Israel subsidiary from our year to date effective tax rate calculation beginning in September 2017. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we have completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income (GILTI) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of  foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the quarter ended September 30, 2018 the Company has made a policy election to record tax effects of GILTI as an expense in the period incurred.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded operations in recent years through existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our principal sources of liquidity include cash and cash equivalents totaling $50.5 million as of September 30, 2018.

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

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 will be $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750. Following the amendment effective date, interest accrues on outstanding borrowings under the Term Loan and Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. The amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility, capitalized leases and non-cash collateralized letters of credit to (b) consolidated EBITDA) of no greater than 3.00:1.00 for the four quarters ended June 30, 2018 through December 31, 2018, 2.50:1.00 for the four quarters ending March 31, 2019 through December 31, 2019, 2.25:1.00 for the four quarters ending March 31, 2020 through March 31, 2021, 2.00:1.00 for the four quarters ending June 30, 2021 through December 31, 2022, respectively, and thereafter declining to 1.50:1.00. The maximum available credit under the Credit Facility is $22.5 million. We were in compliance with the Financing Agreement covenants as of September 30, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(4,248)	$6,103
Net cash used in investing activities	(7,565)	(6,149)
Net cash provided by (used in) financing activities	14,189	(3,351)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(358)	753
Net increase in cash, cash equivalents and restricted cash	$2,018	$(2,644)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $4.2 million for the nine months ended September 30, 2018. The decrease in cash provided by operations compared to the nine months ended September 30, 2017 was primarily due to the timing of annual bonus payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, net cash flows used in investing activities reflected $7.5 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, net cash flows provided by financing activities were primarily the result of the $22.7 million additional Term Loan, $3.4 million in quarterly principal payments, and $4.4 million settlement of the Notes.

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

During the nine months ended September 30, 2018 and 2017, we recorded net losses of $0.3 million and $4.8 million, respectively. The foreign exchange gains and losses were resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2018, would not have a significant impact on our financial position, results of operations or cash flows.

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

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. We purchased $2.0 million of our Notes on December 15, 2017, $2.0 million on February 8, 2018, and an additional $3.0 million on September 7, 2018. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2018, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 7, 2018	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer