Form 10-K
period 2018-12-31
AVID TECHNOLOGY, INC.
filed 2019-03-15
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-accelerated Filer ☐	Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $209,476,088 based on the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2018.  The number of shares outstanding of the registrant’s Common Stock as of March 11, 2019 was 42,000,870.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•
worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements as discussed further in “Risk Factors” in Item 1A of this Form 10-K.

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

The information included under the heading “Stock Performance Graph” in Item 5 of this Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, or the Securities Act, except to the extent that we specifically incorporate it by reference.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  “Avid” is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following: Avid NEXIS, AirSpeed, EUCON, MediaCentral, Media Composer, Pro Tools and Sibelius.  Other trademarks appearing in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell, and support software and integrated solutions for video and audio content creation, management and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content. With over one million creative users and thousands of enterprise clients relying on our technology platforms and solutions around the world, Avid enables the industry to thrive in today’s connected media and entertainment world.

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate and enlighten the world. Our clients rely on Avid to create the most prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy, to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the entire editing and post production process for television. Our creative tools and workflow solutions were used in all 2019 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Picture.

CORPORATE STRATEGY

Acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand, anywhere, anytime. Organizations in the media industry are under pressure to connect and automate the entire creation-to-consumption workflow, and are facing a number of challenges, including:

•
Increasing rate of content creation and digitation of media assets - Many organizations are feeling intense pressure to create more and more content, increasingly tailored for audience niches, while also facing greater competition from nimble players. At the same time, access to creative tools is wider today than ever before, giving more people the ability to tell their stories.

•
Exponential growth of distribution platforms - The number of distribution platforms continue to expand, and the economic models of new distribution platforms are still evolving. Many organizations need to embrace new opportunities while also maximizing heritage business.

•
Continued increase in content consumption - There has been a tremendous increase in viewership in the last decade, but it is spread across many outlets and channels, and while there is this increase in viewership, it is dwarfed by an increase in competitive content. In addition, with growing audience fragmentation, compelling content, brand equity and relevance is even more critical today.

•	Disparate mix of tools, skills & workflows - Lack of commonality and a fragmented supplier landscape creates incompatibilities, inhibiting agility, collaboration, sharing and efficiency.

•
Media technology budgets - Today’s economic realities are placing pressure on media technology budgets, while content output must increase exponentially to deliver on the market requirements. Content creators and distributors have to do a lot more, with essentially flat budgets, necessitating more efficient workflows and solutions.

We believe we are uniquely positioned in the media technology industry because we have a differentiated platform strategy and a well-established market position. Our products and solutions allow our customers to (i) create high-quality, engaging and immersive content, (ii) distribute to more outlets and devices, (iii) maximize and protect the value of media assets, and (iv) create operational and capital efficiency. As a result of our unique position across the media industry, we believe we can take advantage of the following opportunities and trends:

•
Large and growing market poised for transition - Customers are facing significant disruption and are on the cusp of making major changes and investments in their business and operational approaches, which are challenges that our product offerings address.

•	Deeply entrenched with a market leadership position - We have the ability to strategically leverage a significant global customer base that is loyal to our brand across TV, film, music and media.

•
Best positioned to help the industry navigate disruption - Our unique approach encompasses a common technology platform, leading software apps and integrated solutions-with a large and open ecosystem, which we believe significantly differentiates us from our competitors.

•
Ready to intercept the next emerging opportunity - By leveraging our unique partnership with Microsoft and our MediaCentral platform, we believe we can lead the media and entertainment industry into the cloud with market-leading Software as a Service, or SaaS, offerings.

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery and monetization of content.

We work to ensure that we are meeting customer needs, staying ahead of industry trends and investing in the right areas through a close and interactive relationship with our customer base. The Avid Customer Association was established to be the world’s most innovative and influential media technology community representing thousands of organizations and over 27,000 professionals from all levels of the industry including the industry’s most inspirational and award-winning thought leaders, innovators and storytellers. The Avid Customer Association fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model, through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014, and had approximately 125,000 paying subscribers at the end of 2018. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, however, we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time. We believe our strategy to increase recurring revenue will continue to increase our visibility of revenue and cash flows in future periods.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives with an emphasis on non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We are also revamping our supply chain and logistics, moving to a lean model that leverages a new supplier and distribution network. We are optimizing our go-to-market strategy, simplifying it to address specific customer markets and help maximize our commercial success. We expect this will improve our effectiveness, increase efficiency and drive growth in our pipeline and ultimately revenue.

CUSTOMER MARKETS

We provide our solutions to the following markets:

•
Media Enterprises.  This market consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this market rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air and various other proprietary platforms. Our domain expertise also allows us to provide customers in this market with a range of professional and consulting services. We sell into this market through our direct sales force and resellers.

•
Creative Professionals.  This market is made up of individual artists and small entities that create audio and video media as a paid service, but do not currently distribute media to end consumers on a large scale. This market spans a wide-ranging target audience that includes: independent video editors, facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers and engineers who compose and record music professionally; technicians, engineers, rental companies and facilities that present, record and broadcast audio and video for live performances; and students and teachers in career technical education programs in high schools, colleges and universities, as well as in post-secondary vocational schools, that prepare students for professional media production careers in the digital workplace. Our domain expertise also allows us to provide customers in this market with a broad range of professional services. We sell into this market through storefront and on-line retailers, as well as through our direct sales force, resellers and our web store.

PRODUCTS AND SERVICES

Overview

Avid’s growing product portfolio is rooted in providing open and extensible products that ensure our long-term position with customers. Our software and integrated solutions, as well as our services offerings, address the diverse needs, skills and sophistication levels of our customers. All of our key products and solutions have been integrated into our MediaCentral Platform, which provides the industry’s most open, integrated and efficient platform designed for media. In addition, we provide flexible deployment models, licensing options and commercial structures so our customers can choose how, when and where to deploy and use our tools.

The standalone software portion of our portfolio consists of our Creative Software Suite and the Enterprise Software Suite, representing a large high-margin software and maintenance business.

Creative Software Solutions

The Creative Software Suite includes our iconic Media Composer, Pro Tools and Sibelius tools, as well the Artist Community platform and the Avid Marketplace - all of which are key components of our cloud-enabled software subscription strategy.

Media Composer

Our award-winning Media Composer product line is used to edit video content, including television programming, commercials and films. Our cloud-enabled solutions that include Media Composer enable broadcast news, sports, reality television and film professionals to acquire, access, edit and finish stories anytime and from everywhere. Leveraging an integrated, yet open, end-to-end architecture, this solution gives contributors the ability to craft stories where and while they are happening and speed them to delivery, while maintaining connectivity with the central production operation. Media Composer also offers resolution flexibility and independence, accelerating high-res, HDR, and HD workflows. We offer Media Composer through both subscription and perpetual license offerings.

Pro Tools

Our Pro Tools digital audio software facilitates the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals in music, film, television, radio, gaming, Internet and other media production environments. We offer Pro Tools through both subscription and perpetual license offerings.

Sibelius

Our Sibelius product allows users to create, edit and publish musical scores. It is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We also offer Sibelius | Cloud Sharing, which allows users to view and play scores anywhere from the cloud using current web browsers and mobile devices. We offer Sibelius through both subscription and perpetual license offerings.

Avid Link
Avid Link is a free mobile application for anyone wanting to connect with other artists, producers, mixers, composers, editors, videographers, movie makers, and graphic designers, and to the Avid Marketplace. Currently available as a public beta for Mac, Windows, iOS and Android users, Avid Link is intended to make it easy for users to find, connect, message, and collaborate with audio and video creators, promote their work and skills to a vast network of media professionals, manage and keep their software up to date, and purchase new tools. We believe Avid Link will increase interest and demand for Avid’s suite of product offerings.

Enterprise Software Solutions

Avid’s Enterprise Software Suite is built on the MediaCentral platform along with a rich suite of applications, modules and services and is also the foundation of our cloud and SaaS offerings.

Media Central

In 2018, we announced the availability of MediaCentral | Cloud UX, Avid’s next-generation media production suite that further extends the Avid MediaCentral platform into the cloud. The MediaCentral platform scales from the simplest to the most sophisticated solutions. Built on a customizable cloud native microservices architecture, MediaCentral platform features a cloud-based user experience that runs on any device, workflow modules for editorial, production, news, graphics, and asset management, with apps to enhance and scale any of those modules, and a wide array of media services and partner connectors. Every user is connected in a completely integrated workflow environment with a user-friendly interface, and gains a unified view into all their media with flexible deployment options for on premises, hybrid or cloud (public/private) environments.

As part of the Avid MediaCentral platform, we also offer an Editorial Management module for smaller creative teams that provides the same robust media management capabilities used by the largest media enterprises in the industry. Integrated within Media Composer via a panel, Editorial Management connects directly to Avid NEXIS storage to provide easy access to media with hyper-search functionality. Editorial Management also extends collaboration capabilities for the assistant editor in an easy to use web interface by allowing Media Composer bin creation, logging and search capabilities, greatly expanding the efficiency of creative teams.

SaaS Solutions

In 2017, we announced a strategic partnership with Microsoft to deliver Azure certified solutions to support end-to-end hybrid and cloud deployments of news workflows. Our partnership includes developing virtualized versions of many of our product offerings, allowing them to run in a private cloud, public cloud or in hybrid deployments, enabling customers to migrate to more traditional IT infrastructures leveraging IP technology to integrate disparate systems within a broadcast environment. We believe our new SaaS and cloud offerings will allow our customers to (i) scale production while lowering costs, (ii) enable anytime access, boosting efficiency and collaboration and (iii) deliver content quickly and securely to any device, from anywhere. With many of our SaaS and cloud offerings just coming on-line, historical revenue related to SaaS offerings has not been significant, however, we expect these product offerings to be significant growth drivers going forward.

Integrated Solutions

The Integrated Solutions part of our portfolio mainly consists of four common, best-in-class hardware platforms that are combined with tightly integrated software elements to create powerful and highly differentiated solutions - all of which are designed to complement and enhance our overall software strategy.

Avid NEXIS

Our Avid NEXIS family of shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open, shared storage platform that includes file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content at an affordable price. Avid NEXIS is the industry’s first and only software-defined storage platform specifically designed for storing and managing media. Avid NEXIS enables fully virtualized storage so media organizations can adjust storage capacity mid-project, without disrupting workflows. Powered by our MediaCentral Platform, Avid NEXIS delivers media storage flexibility, scalability, and control for both Avid-based and third-party workflows. It has been designed to serve small production teams as powerfully as large media enterprises and is built with flexibility to grow with customers at every stage of their business.

S6

Our S6 product line offers customers a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our Pro Tools | S6 control surface for sound recording, mixing and editing was designed as a state-of-the-art modular solution that scales to meet both current and future customer requirements. S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Our Artist Series control surfaces offer integrated, hands-on control for price-sensitive applications. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications. Finally, the free Pro Tools | Control iOS app enables customers to record and mix faster and easier than working with a mouse and keyboard alone.

Our VENUE product family and our VENUE | S6L live sound system includes console systems for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE systems designed for large performance settings, such as stadium concerts, as well as medium-sized theaters and houses of worship. VENUE systems allow the direct integration of Pro Tools solutions to create and playback live recordings.

Maestro

Our Maestro product line offers customers comprehensive solutions for integrating virtual sets, augmented reality and video wall control into existing workflows, ideal for any type of production needs in news, sports, entertainment and in-studio productions, creating greater accessibility, efficiency at scale to enable the delivery of content with graphics faster. Maestro features a core platform that includes a powerful render engine and featured design tool called Maestro | Designer that drives a line-up of applications that are designed to address the specific challenges broadcasters face when automating the integration of statistics and graphics for the creation of an engaging broadcast. By adding graphics capabilities across the entire product line, we enable journalists and producers to add graphics remotely to news stories or enhance any story with innovative stats to drive augmented reality graphics for presenting data in new and compelling ways.

FastServe

Our FastServe video server product line assists broadcasters in making the move to UHD and IP based workflows with a new, modular architecture. The Avid FastServe family integrates with the MediaCentral platform, empowering creative teams to deliver content fast for news, sports, entertainment, and other media productions. Its 10GbE interface offers direct connection to Avid NEXIS storage, enabling real-time ingest, editing, and playout, even while media is being captured. Plus, its modular, future-proof architecture fits any budget, improves efficiency, and provides a smooth transition from HD to UHD, and from SDI workflows to video over IP. We also continue to sell and support our on-air server solutions, including AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming.  The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size.

I/O & Processing

We offer a number of hardware products that complement our Media Composer and Pro Tools creative solutions, which include I/O devices, interfaces and audio and video processing equipment.

Customer Support

We offer a variety of service contracts and support plans, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Support contracts typically include the right to the latest software updates, call support and in some cases hardware maintenance. Support contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Support contracts are also sold on an enterprise basis where a customer purchases support for all Avid products owned. Our Customer Care team provides customers with a partner committed to giving them help and support when they need it. Our global Customer Care team of industry professionals offers a blend of technology expertise and real-world experience throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues, and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

Professional Services

Our Professional Services team delivers workflow design and consulting, program and project management, system installation and commissioning, custom development and role-based product level training. The Professional Services team facilitates the engagement with our customers to maximize their investment in technology, increase their operational efficiency, and enable them to reduce deployment risk and implement our solutions.

Training and Education

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

OPERATIONS

Sales and Services Channels

We market and sell our products and solutions through a combination of direct, indirect and digital sales channels. Our direct sales channel consists of internal sales representatives serving select customers and markets. Our indirect sales channels include global networks of independent distributors, value-added resellers, system integrators, and retailers. Our digital sales channel is represented by the online Avid Marketplace, and also through the Xchange Market Platform (“XMP”) of some of our key partners and distributors.

We have significant international operations with offices in 20 countries and the ability to reach approximately 170 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 64%, 62% and 64%, of our total net revenues in 2018, 2017 and 2016, respectively. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note O to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

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

Manufacturing and Suppliers

Our manufacturing operations consist primarily of a network of contract manufacturers around the globe to manufacture many of our products, components and subassemblies, and original equipment manufacturers, or OEMs, from whom we purchase finished assemblies. Our products undergo testing and quality assurance at the final assembly stage. In addition to our external manufacturing operations, we also have an internal manufacturing operation consisting primarily of configuring into complete systems the products, board sets, subassemblies and components purchased from third parties, and final assembly and testing of some board sets, software, related hardware components and complete systems.  We depend on sole-source suppliers for many key hardware product components and finished goods, including some critical items. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this Form 10-K.

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

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets as well as a generic media platform for the media industry to host our own as well as our partner solutions. Having helped establish the digital media technology industry, we are building on a 30 year heritage of innovation and leadership in developing content-creation solutions and platforms. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution and monetization tools as well as the media platform. These tools operate primarily on the Mac and on Windows platforms, whereas the media platform primarily operates on Linux platforms. Our R&D efforts also include highly optimized media storage solutions, standards-based media transfer and media asset management tools, as well as ingest and playout solutions to cover the entire workflow. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to an internationally based partner in Kiev, Ukraine. Our R&D expenditures for 2018, 2017 and 2016 were $62.4 million, $68.2 million and $81.6 million, respectively, which represented 15%, 16% and 16% of our total net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our philosophy is to prioritize research and development investments to take advantage of market opportunities based on the following short-term, medium-term and long-term horizons:

•	Here & Now - Improve performance, solidify core portfolio, improve margins and ignite growth.

•	Emerging - Expand opportunities by pursuing growth areas, extending our product portfolio

•	and expanding market opportunities.

•	Transformational - Build for the future, creating unique defensible differentiation in our products and solutions with disruptive and visionary innovation.

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

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At February 8, 2019, we held 123 U.S. patents, with expiration dates through 2037, and had 17 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Nexis, AirSpeed, EUCON, MediaCentral, Media Composer, Pro Tools and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

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

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, the Middle East, Asia and Australia. At December 31, 2018, our worldwide workforce consisted of 1,446 employees and 294 external contractors.

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

Risks Related to Our Business and Industry

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate these changes or adapt to them quickly, our revenues will be adversely affected and our business will be harmed.

The media industry has rapidly and dramatically transformed over the past decade, and it is continuing to do so as a result of free content, minimal entry costs for creation and distribution, and expanded use of mobile devices. As a result, our traditional customers’ needs, businesses and revenue models are changing, often in ways that deviate from our traditional core strengths and bases. If we cannot anticipate these changes or adapt to them quickly, our revenues will be adversely affected and our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Because of the consumerization of the media industry, there is more pressure to create media that can be efficiently repurposed in a variety of ways. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms, and diminished revenues from traditional advertising could cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important source of revenue for us. Additionally, our customers may seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

The ongoing rapid evolution of the media industry may reduce demand for some of our existing products and services. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

Our success depends in significant part on our ability to offer innovative products and solutions in response to dynamic and rapidly evolving market demand.

To succeed in our market, we must offer innovative products and solutions. Innovation requires that we accurately predict future market trends and customer expectations, and that we quickly adapt our development efforts in response. We must also protect our product roadmap and new product initiatives from leaks that might reduce or eliminate any innovative edge that we seek. Predicting market trends is difficult because our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, we may be unable to capture customer demand and our market reputation and financial performance will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only some of the possible innovations, due to limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations.

Our success also depends on our ability to manage a number of risks associated with new products that we introduce, including timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand. There can be no assurance that our efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

Our increased emphasis on a cloud strategy may give rise to risks that could harm our business.

Our cloud strategy requires continued investment in product development and cloud operations, where we have a limited operating history. Our cloud strategy has also led to changes in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether our cloud strategy will prove successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

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

We operate in highly fragmented and competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those available to us.

We operate in highly fragmented and competitive markets characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products have limited barriers to entry. Also, the fragmentation in our markets creates an additional risk of consolidation among our competitors, which would result in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can. If our competitors are more successful than we are in developing products, or in attracting and retaining customers, our financial condition and operating results could be adversely affected.

Certain of our enterprise offerings have long and complex sales cycles, which could result in a loss of customers and lower revenues.

With our transition to leveraging the Avid MediaCentral platform in our sales process, we have experienced longer and more complex sales cycle for some of our enterprise offerings, which could result in a loss of customers and lower revenues. The length and complexity in these sales cycles is due to a number of factors, including:

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

We spend substantial time and money on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue. Our long and complex sales cycle for these products makes it difficult to predict when a given sales cycle will close.

There are a number of risks in our subscription model.

A growing portion of our revenue is subscription-based pursuant to service agreements that are generally month-to-month or one year in length, and we intend to continue to expand our subscription-based offerings. Although the subscription model is designed to increase the number of customers who purchase our products and services on a recurring basis and create a more predictable revenue stream, it creates certain risks and uncertainties related to subscription renewal, the timing of revenue recognition and potential reductions in cash flows. Although many of our service and subscription agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. If customers do renew their subscriptions, these subscriptions may not be renewed on the same terms. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenues may decline.  Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if these sales are offset by a decline in sales from perpetual license customers. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may differ materially from those anticipated, estimated or projected.  We may be unable accurately to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business, impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive or confidential information. With our development of Avid MediaCentral Platform, public and private marketplaces and cloud-based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Significant or repeated reductions in the performance, reliability, security or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers and content providers.

Information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance our systems and networks, external theft or attack, misconduct by our employees, contractors, or vendors, or many other causes such as power failures, earthquakes, fire or other natural disasters. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers.

Any information system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, we could incur substantial remediation costs, including costs associated with repairing our information systems, implementing further data protection measures, engaging third-party experts and consultants, and increased insurance premiums.

We obtain certain hardware product components and finished goods under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for many hardware product components and finished goods, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced items. Our sole-source suppliers may cease, suspend or otherwise limit production or shipment of our product components, due to, among other things, macroeconomic events, political crises or natural or environmental disasters or other occurrences, or they may terminate our agreements or adversely modify supply terms or pricing. If any of these events occur, our ability to manufacture, distribute and service our products would be impaired, and our business could be significantly harmed. We may not be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or on commercially reasonable terms. If we are forced to change sole-source suppliers due to a contract termination or other production cessation, it may take a significant amount of time and expenses to obtain substitute suppliers, during which time our inventory may be significantly reduced, which may adversely impact our working capital, liquidity, results of operations or financial position. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position.

We are in the process of transitioning the manufacturer of certain of our hardware product components to a new international vendor. Although the risks of disruption will be lessened upon the conclusion of this planned transition, the new international vendor may experience difficulty ramping up production to meet our demand within our desired timeline. Such a delay could result in significant product shortfalls and delays in delivery of products to our customers. We plan to mitigate these risks by conducting manufacturing readiness reviews and may place company personnel on site at the international vendors’ facility to assist with production.

We depend on the availability and proper functioning of certain third-party technology that we incorporate into or bundle with our products. Third-party technology may include defects or errors that could adversely affect the performance of our products. If third-party technology becomes unavailable at acceptable prices, we may need to expend considerable resources integrating alternative third-party technology or developing our own substitute technology.

The profit margin for some of our products depends in part on the royalty, license and purchase fees we pay in connection with third-party technology which we license for incorporation into our bundling with our products. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline, and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect our product sales. Third-party technology may also include certain open source software code that if used in combination with our own software may jeopardize our intellectual property rights or limit our ability to sell through certain sales channels. If any third-party technology license expires, is terminated or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative third-party technology or developing our own substitute technology. In the interim, sales of our products may be delayed or suspended, or we may be forced to distribute our products with reduced feature sets or functionality.

Our international operations expose us to legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. For example, sales to customers outside the United States accounted for 64%, 62% and 64%, of our total net revenues in 2018, 2017 and 2016, respectively. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Kiev, Ukraine, we have customer support activities in the Philippines, and we have operations in Poland and Israel.

Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with environmental, tax and export laws, as well as other business regulations, in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	regional economic downturns;

•	economic, social and political instability, security concerns, and the risk of war;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable;

•	difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations, and executing our business strategy internationally;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in maintaining effective internal control over financial reporting and disclosure controls;

•	costs and delays associated with developing products in multiple languages; and

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets.

Additionally, recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (“GDPR”), which became effective in the European Union (“EU”) in May 2018, will apply to any of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR created a range of new data privacy related compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.

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

We operate in several foreign jurisdictions. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

We operate in a number of countries that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws, including China. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Although we have policies that mandate compliance with these anti-corruption laws and require training, we cannot assure you that these policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in significant criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

We rely to a significant extent on manufacturing and hardware development vendors with operations in China, Thailand and other foreign jurisdiction. This may reduce our control over the manufacturing activities, create uncertainty with respect to intended cost savings and expose our proprietary assets to greater risk of misappropriation. Changes to these vendor relationships may result in delays or disruptions that could harm our business.

We rely to a significant extent on vendors for the development and manufacture of certain of our hardware products, primarily in China and Thailand. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2018, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

We are in the process of transitioning the manufacturer of certain of our hardware product components to a new international vendor. Although the risks of disruption will be lessened upon the conclusion of this planned transition, the new international vendor may experience difficulty ramping up production to meet our demand within our desired timeline or be unable to manufacture product components that meet our quality standards. Such a delay in meeting our desired timeline or inability to produce high-quality components could result in significant product shortfalls and delays in delivery of products to our customers. We plan to mitigate these risks by conducting manufacturing readiness reviews and may place company personnel on site at the international vendors’ facility to assist with production.

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

Our revenues and operating results depend significantly on our third-party reseller and distribution channels. Our failure to effectively manage our distribution channels for our products and services could adversely affect our revenues and gross margins and therefore our profitability.

We distribute many of our products indirectly through third-party resellers and distributors. We also distribute products directly to end-user customers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer industries for our products and services is a complex process. For example, in response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors’ products in addition to, or in place of, our products. Moreover, since each distribution method has distinct risks and gross margins, our failure to identify and implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenues and gross margins and therefore our profitability.

If we are unable to sell our professional products through retail sales channels, our operating results could be adversely affected.

We continue to have a presence in retail because our professional-level products are offered through specialty retailers.  Our ability to continue to sell our professional products through certain retail sales channels could be impaired due to changes in our business strategy, including our shift to more subscription offerings.  Changes in our strategy could lead to fewer unit sales through retail channels in the future, which could adversely affect retailers’ willingness to carry our professional-level products and our ability to reach certain customers. If we are unable to sell our professional products through retail sales channels, our operating results could be adversely affected.

Our products may experience defects that could negatively impact our customer relationships, market reputation and operating results.

Our software products occasionally include coding defects (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. The quality control measures we use are not designed or intended to detect and remedy all defects. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense and could have a material adverse impact on our financial condition and operating results.

Our success depends in part on our ability to hire and retain competent and skilled management and technical, sales and other personnel.

We are dependent on the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part on our ability to retain these employees in a competitive job market. If we fail to recruit and retain, including through competitive compensation, competent and skilled personnel, we may incur increased costs or experience challenges with execution of our strategic plan. Also, if we fail to maintain an inclusive and discrimination-free workplace, we could run the risk of losing employees.

Our competitors may in some instances be able to offer a work environment with higher compensation or more opportunities to work with cutting-edge technology than we can. If we are unable to retain our key personnel or appropriately match skill sets with our needs, we would be required to expend significant time and financial resources to identify and hire new qualified personnel and to transfer significant internal historical knowledge, which might significantly delay or prevent the achievement of our business objectives.

Our intellectual property and trade secrets are valuable assets that may be subject to third-party infringement and misappropriation.

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues, and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and, as we offer more software products, our revenues may be more vulnerable to loss through piracy, which could result in revenue losses. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse. The legal regimes of certain foreign jurisdictions in which we operate, may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists, and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

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

Potential acquisitions could be difficult to consummate and integrate into our operations, and they could disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, from time to time we may seek to grow our business through acquisitions of or investments in new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with acquisitions and investment transactions include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	unanticipated costs associated with acquisitions;

•	challenges in combining product offerings and entering into new markets in which we may not have experience;

•	distraction of management’s attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal control over financial reporting and disclosure controls and procedures;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

In order to complete an acquisition or investment transaction, we may need to obtain financing, including through borrowings or the issuance of debt or equity securities. Any issuance of additional securities could potentially dilute existing stockholders. The amount and terms of any potential future acquisition-related borrowings, as well as other factors, could adversely affect our liquidity and financial condition. We may not be able to consummate such financings on commercially reasonable terms, or at all, in which case our ability to complete desired acquisitions or investments and to implement our business strategy, and as a result our financial results, may be materially impaired. In addition, business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. The contributions to financial results of any completed, pending or future acquisitions or investments may differ from the investment community’s expectations in a given period or over time.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses and other items in intercompany transactions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon the resolution of an audit could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income and cash flows. In addition, our tax provision in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws - including the U.S. Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017, and the discovery of new information in the course of our tax return preparation process. The TCJA requires certain complex computations not previously required under U.S. tax law and accounting treatments have yet to be clarified as the U.S. Department of the Treasury and the Internal Revenue Service continues to issue additional regulatory guidance. As such, the full effect of the TCJA remains uncertain.

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

Our operations, and the operations of our customers, are vulnerable to interruptions by natural disasters and catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities in California near major earthquake fault lines. We may not be able to protect our company from such catastrophic events and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber-attack, act of war or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers’ purchasing decisions and reduce demand for our products and services. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s scheduled exit from the European Union could have a material adverse effect on our business and results of operations.

The United Kingdom, or U.K., government has commenced the legal process of leaving the European Union, typically referred to as “Brexit.” There remains significant uncertainty about when and how the U.K. will officially exit the European Union, if at all, and the possible effects of Brexit including but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect of the expected Brexit has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit, could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, the expected Brexit has resulted in the immediate strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the British Government’s stated desire to accomplish a transitional exit, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. Dollar, our reported revenue from foreign operations is reduced. As a result of Brexit and the continued negotiations within the U.K., there may be further periods of volatility in the currencies in which we conduct business.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets, either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Liquidity and Financial Performance

If we are not able to generate and maintain adequate liquidity our ability to operate our business could be adversely affected.

Generating and maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, supplemented from time to time with the proceeds of long-term debt and borrowings under the revolving credit facility, or Credit Facility, governed by the financing agreement, dated February 26, 2016, as amended, between us and the lender parties thereto, or the Financing Agreement. We have the ability to borrow up to $22.5 million under the Credit Facility. We have also undertaken significant cost cutting measures and we may take additional measures to further improve our liquidity. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our Credit Facility and therefore reduce available funds under the Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of this Form 10-K). If we are unable to generate sufficient cash flow or our borrowings are not sufficient, our liquidity may significantly decrease, which could have an adverse effect on our business.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We regularly review and implement programs to reduce costs, increase efficiencies and enhance our business. We have undertaken, and expect to continue to undertake, various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our overall strategy. Past restructuring and cost reduction initiatives have included reductions in our workforce, facility consolidation, transferring resources to lower cost regions and reducing other third-party services costs.

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

As of December 31, 2018 we had $221 million of long-term indebtedness, including our 2.00% convertible senior notes due 2020, or the Notes, and borrowings under the Financing Agreement. This substantial level of indebtedness may:

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

The Notes mature in June 2020 and become a current liability on our balance sheet in June 2019. We cannot make any assurance that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay the Notes or our other indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows to repay the Notes and our other indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We recognized a significant amount of revenue in recent years due to the amortization of deferred revenue attributable to transactions occurring in the past. The reduction in deferred revenues resulted in increased revenue and gross margin and our reported net income in prior years. Revenue from the amortization of deferred revenue will not recur to the same extent in future periods; as a result, there are no assurances that we will be able to report net income in future periods. In addition, as less revenue is recognized from deferred revenue amortization and we have adopted a new accounting standard for revenue recognition, we may experience greater volatility in our quarterly and annual operating results.

As a result of our historical practice of providing Implied Maintenance Release PCS on many of our products, we were required, under accounting principles generally accepted in the United States of America, or GAAP, to recognize revenue for many of these transactions ratably over a period that typically ranged from three to six years. Due to changes in accounting rules, namely Accounting Standards Update, or ASU, No. 2009-13 and ASU No. 2009-14, and the cessation of our practice of providing Implied Maintenance Release PCS for many of our products, revenue from older transactions continued to be recognized and, in some cases, accelerated into revenue through 2017. This resulted in significant increases to revenue and declines in deferred revenue during 2016 and 2017. New sales of many of the same products now qualify for upfront recognition and do not add significantly to deferred revenue balances. As a result, revenue attributable to older transactions has declined significantly through 2017 as corresponding deferred revenue is fully amortized and not being replenished by new transactions. Deferred revenue for the fiscal years 2016 and 2017 declined approximately $123 million and $31 million, respectively, as a result of these circumstances.

The amortization of deferred revenue described above resulted in our reporting a smaller net loss of $14 million in 2017 and net income of approximately $48 million in 2016. With the impact of deferred revenue amortization declining significantly in future periods, there are no assurances that we will be able to report net income in future periods. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

The adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) on January 1, 2018, which requires virtually all product sales to be recognized as revenue upon delivery, further impacts our deferred revenue balances since, upon adoption, using the modified retrospective method, we recorded a cumulative reduction of deferred revenue of approximately $97 million. With the adoption of ASC 606, we now recognize a greater proportion of revenue upon delivery of our products, whereas some of our product sales under legacy GAAP were initially recorded in deferred revenue and recognized over a longer period of time. With the decreased amount of deferred revenue and more immediate impact of current period sales and shipment activity on revenue, our operating results may be more volatile in future quarterly and annual periods.

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

Our results of operations have been, and may continue to, be subject to significant quarterly variation. Our revenues and operating results for any particular quarter may also vary due to a number of factors, including, but not limited to, those enumerated under the section “Cautionary Note on Forward-Looking Statements,” appearing elsewhere in this Form 10-K and:

•	the timing of large or enterprise-wide sales and our ability to recognize revenues from such sales;

•	demand planning and logistics;

•	renewal rates under subscription contracts;

•	reliance on third-party reseller and distribution channels;

•	changes in operating expenses;

•	price protections and provisions for inventory obsolescence extended to resellers and distributors;

•	seasonal factors, such as higher consumer demand at year-end; and

•	complex accounting rules for revenue recognition.

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

Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues on our balance sheet, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. To the extent that our customers cancel their orders with us, or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated revenue backlog. Even where a project proceeds as scheduled, it is possible that the customer may default and fail to pay amounts owed to us. Material delays, payment defaults or cancellations could reduce the amount of revenue backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues. Furthermore, orders included in our revenue backlog may not be profitable. We may experience variances in the realization of our revenue backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control. In addition, even if we realize all of the revenue from the projects in our revenue backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

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

Our business is impacted by global economic conditions, which have been in recent years, and continue to be, volatile. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

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

The attempt by the current United States Administration to replace NAFTA, and efforts to withdraw from, or materially modify other international trade agreements, and the imposition of tariffs, and any other future attempts to otherwise limit international trade could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities is conducted in foreign countries, including Mexico and China. The current Administration has indicated that it is not supportive of certain existing international trade agreements, and it has sought to replace the North American Free Trade Agreement, or NAFTA, with the recently signed U.S.-Mexico-Canada Agreement, or USMCA. There is significant uncertainty regarding whether and when the USMCA will be ratified and, if ratified, its ultimate form. The current Administration has also imposed certain tariffs on international trade and may consider additional tariffs or other limitations on international trade.  As a result of these actions, and any other actions that the U.S. may take in the future to withdraw from or materially modify other international trade agreements, or to otherwise limit international trade, our business, financial condition and results of operations could be adversely affected.

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

The Notes mature in June 2020. Under applicable accounting rules, if the Notes are not converted or repaid prior to August 2019, our financial condition and operating results could be adversely affected.

The Notes mature in June 2020. If holders do not elect to convert their Notes and the Notes remain outstanding prior to the issuance of our quarterly report for the three months ended June 30, 2019, which we expect in August 2019, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current, rather than long-term, liability. Such reclassification would result in a material reduction of our net working capital, which could have a material adverse effect on our financial condition and results of operations. In addition, while we could seek to obtain third-party financing to pay for any amounts due in cash upon the maturity of the Notes, we cannot be sure that such third-party financing would be available on commercially reasonable terms, if at all.

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

The market price of our common stock has historically experienced volatility. Our stock may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	our failure to accurately forecast revenues or operating results or to report financial or operating results within the range of our previously issued guidance;

•	our ability to produce accurate and timely financial statements;

•	whether our results meet analysts’ expectations;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our commencement of, or involvement in, litigation;

•	short sales, hedging or other derivative transactions involving shares of our common stock;

•	shifts in financial markets and fluctuations of exchange rates; and

•	the actions and decisions of our significant stockholders.

Additionally, broader financial market and global economic trends may affect the market price of our common stock, regardless of our operating performance.

Delaware law and our charter documents may impede or discourage a takeover, which could reduce the market price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors, or a committee thereof, has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws, could impede a merger, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 124,000 square feet in two facilities in Burlington, Massachusetts for our principal corporate and administrative offices, as well as for significant R&D activities. The lease for 24,000 square feet expires in May 2020 and the lease for 100,000 square feet expires in May 2028.

We lease approximately 17,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and 24,000 square feet in Dublin, Ireland for the final assembly and distribution of our products. We lease approximately 24,000 square feet in the Philippines for our Asia operations including customer support and administrative functions.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol AVID. The approximate number of holders of record of our common stock at March 11, 2019 was 255. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our Financing Agreement prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2013 through December 31, 2018 with the cumulative return during the period for:

•	the Nasdaq Composite Index (all companies traded on Nasdaq Capital, Global or Global Select Markets),

•	the 2017 Avid Peer Group Index, and

•	the 2018 Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2013 in our common stock, the Nasdaq Market Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the Nasdaq Composite Index,
and the Avid Peer Groups

Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. As a result, we compare our common stock returns to a peer group index, which was composed of Nasdaq traded companies selected to best represent our peers based on various criteria, including industry classification, number of employees and market capitalization.

The composition of the Avid Peer Group Index is dictated by the peer group selected by the compensation committee of our board of directors for reference in setting executive compensation.  The compensation committee seeks generally to include companies with similar product and service offerings to those of Avid while also achieving a balance of smaller and larger sized peer companies in terms of market capitalizations and revenue. For 2018, the compensation committee made certain changes to the 2017 Avid Peer Group Index to more accurately reflect this philosophy.

The Avid Peer Group Index for 2018 was composed of: 3D Systems Corporation, Brightcove Inc., Carbonite, Inc., Cray Inc., Extreme Networks, Inc., Harmonic Inc., Limelight Networks, Inc. MicroStrategy Incorporated, Monotype Imagine Holdings Inc., Progress Software Corporation, RealNetworks, Inc., Shutterstock, Inc., and TiVo Corporation.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2018 (1)	2017 (2)	2016 (2)	2015 (2)	2014 (2)
Net revenues	$413,282	$419,003	$511,930	$505,595	$530,251
Cost of revenues	174,118	176,887	179,207	197,445	204,471
Gross profit	239,164	242,116	332,723	308,150	325,780
Operating expenses:
Research and development	62,379	68,212	81,564	95,898	90,390
Marketing and selling	101,273	106,257	110,338	122,511	133,049
General and administrative	55,230	53,892	61,471	74,109	81,181
Amortization of intangible assets	1,450	1,450	2,498	2,354	1,626
Restructuring costs (recoveries), net	5,148	7,059	12,837	6,305	(165)
Total operating expenses	225,480	236,870	268,708	301,177	306,081
Operating income	13,684	5,246	64,015	6,973	19,699
Interest and other expense, net	(23,087)	(18,668)	(18,671)	(6,408)	(2,783)
(Loss) income before income taxes	(9,403)	(13,422)	45,344	565	16,916
Provision for (benefit from) income taxes	1,271	133	(2,875)	(1,915)	2,188
Net (loss) income	$(10,674)	$(13,555)	$48,219	$2,480	$14,728

Net (loss) income per share – basic and diluted	$(0.26)	$(0.33)	$1.20	$0.06	$0.38
Weighted-average common shares outstanding – basic	41,662	41,020	40,021	39,423	39,147
Weighted-average common shares outstanding – diluted	41,662	41,020	40,176	40,380	39,267

(1) As a result of our adoption of Accounting Standards Codification, or ASC, Topic 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable. See our policy on “Revenue Recognition” in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the effects of the changes to our revenue recognition policies on our financial results.

(2) Our revenues and operating results have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and Implied Maintenance PCS and other service and support elements are recognized as services are rendered.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities	$56,103	$57,223	$44,948	$17,902	$25,056
Working capital (deficit) (1)	8,923	(61,753)	(86,931)	(167,450)	(157,492)
Total assets	265,843	234,684	249,581	247,926	191,599
Deferred revenues (current and long-term amounts)	99,601	194,613	225,684	348,382	414,840
Long-term liabilities (1)	244,831	287,174	281,556	272,599	222,641
Total stockholders’ deficit	(166,661)	(268,570)	(269,911)	(329,572)	(341,070)

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

EXECUTIVE OVERVIEW

Business Overview

We develop, market, sell, and support software and integrated solutions for video and audio content creation, management and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content. With over one million creative users and thousands of enterprise clients relying on our technology platforms and solutions around the world, Avid enables the industry to thrive in today’s connected media and entertainment world.

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate and enlighten the world. Our clients rely on Avid to create the most prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy, to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the entire editing and post production process for television. Our creative tools and workflow solutions were used in all 2019 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Picture.

Operations Overview

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery and monetization of content.

We work to ensure that we are meeting customer needs, staying ahead of industry trends and investing in the right areas through a close and interactive relationship with our customer base. The Avid Customer Association was established to be the world’s most innovative and influential media technology community representing thousands of organizations and over 27,000 professionals from all levels of the industry including the industry’s most inspirational and award-winning thought leaders, innovators and storytellers. The Avid Customer Association fosters collaboration between Avid, its customers and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model, through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014, and had approximately 125,000 paying subscribers at the end of 2018. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, however, we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives biased towards non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We are also revamping our supply chain and logistics, moving to a lean model that leverages a new supplier and distribution network. We are optimizing our go-to-market strategy, simplifying our strategy to address specific customer markets to help maximize our commercial success, which we expect will improve effectiveness, while increasing efficiency and driving growth of our pipeline and ultimately revenue.

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

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For this reason, the discussion that follows describes our revenue recognition policies both before and after our adoption of ASC 606.

Revenue Recognition - Prior to the adoption of ASC 606 on January 1, 2018

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers’ minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”), for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the course of the last few years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including the Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, we concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

We record as revenues all amounts billed to customers for shipping and handling costs and records our actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

In the consolidated statements of operations, we classify revenues as product revenues or services revenues. For multiple-element arrangements that include both product and service elements, including Implied Maintenance Release PCS, we evaluate available indicators of fair value and applies our judgment to reasonably classify the arrangement fee between product revenues and services revenues. The amount of multiple-element arrangement fees classified as product and service revenues based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenues if VSOE of fair value for all elements existed.

Revenue Recognition - After the adoption of ASC 606 on January 1, 2018

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

See Note O for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

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

On December 22, 2017, TCJA was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense in the period incurred.

Based on the magnitude of our gross deferred tax assets, which totaled approximately $308.5 million at December 31, 2018, after revaluation for the TCJA U.S. corporate income tax rate reduction, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Net revenues:
Product revenues	49.6%	50.0%	55.3%
Services revenues	50.4%	50.0%	44.7%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.1%	42.2%	35.0%
Gross margin	57.9%	57.8%	65.0%
Operating expenses:
Research and development	15.1%	16.3%	15.9%
Marketing and selling	24.5%	25.4%	21.6%
General and administrative	13.4%	12.8%	12.0%
Amortization of intangible assets	0.4%	0.3%	0.5%
Restructuring costs, net	1.2%	1.7%	2.5%
Total operating expenses	54.6%	56.5%	52.5%
Operating income	3.3%	1.3%	12.5%
Interest and other expense, net	(5.6)%	(4.5)%	(3.7)%
(Loss) income before income taxes	(2.3)%	(3.2)%	8.8%
Benefit from income taxes	0.3%	—%	(0.6)%
Net (loss) income	(2.6)%	(3.2)%	9.4%

Net Revenues

Our net revenues are derived mainly from sales of video and audio products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to orders for large, complex solutions, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly and annual operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” of this Form 10-K.

Net Revenues for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$132,276	$17,489	15.2%	$114,787
Audio products and solutions	72,831	(21,843)	(23.1)%	94,674
Total products and solutions	205,107	(4,354)	(2.1)%	209,461
Services	208,175	(1,367)	(0.7)%	209,542
Total net revenues	$413,282	$(5,721)	(1.4)%	$419,003

Net Revenues for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Net Revenues	$	%	Net Revenues
Video products and solutions	$114,787	$(40,621)	(26.1)%	$155,408
Audio products and solutions	94,674	(33,028)	(25.9)%	127,702
Total products and solutions	209,461	(73,649)	(26.0)%	283,110
Services	209,542	(19,278)	(8.4)%	228,820
Total net revenues	$419,003	$(92,927)	(18.2)%	$511,930

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
United States	36%	38%	36%
Other Americas	7%	7%	7%
Europe, Middle East and Africa	42%	39%	40%
Asia-Pacific	15%	16%	17%

Video Products and Solutions Revenues

2018 Compared to 2017

Video products and solutions revenues increased $17.5 million, or 15.2%, for 2018, compared to 2017. The increase in video revenues was primarily due to improved storage product sales as a result of more large enterprise contracts executed in 2018 as well as strength in our Media Composer offerings.

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

Audio Products and Solutions Revenues

2018 Compared to 2017

Audio products and solutions revenues decreased $21.8 million, or 23.1%, for 2018, compared to 2017. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools, as well as lower audio hardware sales in 2018.

2017 Compared to 2016

Audio products and solutions revenues decreased $33.0 million, or 25.9%, for 2017, compared to 2016. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during 2016 as a result of the cessation of Implied Maintenance Release PCS for Pro Tools, which revenue did not recur at the same level in 2017. The decrease was also due to the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

2018 Compared to 2017

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $1.4 million, or 0.7%, decrease in services revenues in 2018 was primarily due to the accelerated revenue recognition of support contracts during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

2017 Compared to 2016

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

Revenue Backlog

At December 31, 2018, we had revenue backlog of approximately $457 million, of which approximately $190 million is expected to be recognized in the next twelve months, compared to $536 million at December 31, 2017. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed. Our definition of backlog includes contractual commitments with customers that specify minimum future purchases, however, since these contractual arrangements do not specify which specific products and services must be purchased to fulfill these commitments, they do not meet the definition of an unfulfilled remaining performance obligation under GAAP.

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

Costs of Revenues for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$110,758	$(1,848)	(1.6)%	$112,606
Services	55,560	(921)	(1.6)%	56,481
Amortization of intangible assets	7,800	—	—%	7,800
Total cost of revenues	174,118	(2,769)	(1.6)%	176,887

Gross profit	$239,164	$(2,952)	(1.2)%	$242,116

Costs of Revenues for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Costs	$	%	Costs
Products	$112,606	$1,027	0.9%	$111,579
Services	56,481	(3,347)	(5.6)%	59,828
Amortization of intangible assets	7,800	—	—%	7,800
Total costs of revenues	176,887	(2,320)	(1.3)%	179,207

Gross profit	$242,116	$(90,607)	(27.2)%	$332,723

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2018, compared to 2017, was effectively unchanged.

Gross Margin % for the Years Ended December 31, 2018, 2017 and 2016
	2018 Gross Margin %	(Decrease) Increase in Gross Margin %	2017 Gross Margin %	(Decrease) Increase in Gross Margin %	2016 Gross Margin %
Products	46.0%	(0.2)%	46.2%	(14.4)%	60.6%
Services	73.3%	0.3%	73.0%	(0.9)%	73.9%
Total Gross Margin	57.9%	0.1%	57.8%	(7.2)%	65.0%

2018 Compared to 2017

The products gross margin percentage for 2018 decreased to 46.0% from 46.2% for 2017, and the services gross margin percentage increased 0.3% from 2017. The change was primarily due to the decreased revenue from our products and services as discussed above, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

2017 Compared to 2016

The products gross margin percentage for 2017 decreased to 46.2% from 60.6% for 2016, and the service gross margin percentage decreased 0.9% from 2016. The decreases were primarily due to the decreased revenue from our products and services as discussed above, including the impact of the cessation of Pro Tools Implied Maintenance Release PCS in 2016, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development expenses	$62,379	$(5,833)	(8.6)%	$68,212
Marketing and selling expenses	101,273	(4,984)	(4.7)%	106,257
General and administrative expenses	55,230	1,338	2.5%	53,892
Amortization of intangible assets	1,450	—	—%	1,450
Restructuring costs, net	5,148	(1,911)	(27.1)%	7,059
Total operating expenses	$225,480	$(11,390)	(4.8)%	$236,870

Operating income	$13,684	$8,438	160.8%	$5,246

Operating Expenses and Operating Income for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Expenses	$	%	Expenses
Research and development expenses	$68,212	$(13,352)	(16.4)%	$81,564
Marketing and selling expenses	106,257	(4,081)	(3.7)%	110,338
General and administrative expenses	53,892	(7,579)	(12.3)%	61,471
Amortization of intangible assets	1,450	(1,048)	(42.0)%	2,498
Restructuring costs, net	7,059	(5,778)	(45.0)%	12,837
Total operating expenses	$236,870	$(31,838)	(11.8)%	$268,708

Operating income	$5,246	$(58,769)	(91.8)%	$64,015

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $5.8 million, or 8.6%, during the year ended December 31, 2018, compared to 2017. The table below provides further details regarding the changes in components of R&D expense.

Year-Over-Year Change in R&D Expenses for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018 (Decrease)/Increase From 2017		2017 (Decrease)/Increase From 2016
	$	%	$	%
Personnel-related	$(3,136)	(8.2)%	$(7,074)	(15.6)%
Consulting and outside services	(1,900)	(15.4)%	(2,594)	(17.3)%
Facilities and information technology	(1,379)	(9.9)%	(2,626)	(15.9)%
Computer hardware and supplies	832	75.3%	(621)	(36.0)%
Other expenses	(250)	(9.8)%	(437)	(14.6)%
Total research and development expenses decrease	$(5,833)	(8.6)%	$(13,352)	(16.4)%

2018 Compared to 2017

The decreases in all R&D expense categories, except computer hardware and supplies, for 2018, compared to 2017, were primarily the result of our programs to increase operational efficiencies and reduce costs. The increase in computer hardware and supplies expenses was the result of more prototype development for our video products in 2018.

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

Marketing and selling expenses decreased $5.0 million, or 4.7%, during the year ended December 31, 2018, compared to 2017. The table below provides further details regarding the changes in components of marketing and selling expense.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018 (Decrease)/Increase From 2017		2017 (Decrease)/Increase From 2016
	$	%	$	%
Foreign-exchange (gains) and losses	$(4,648)	(91.1)%	$5,724	(920.0)%
Personnel-related	(1,035)	(1.4)%	(6,297)	(8.0)%
Consulting and outside services	615	17.4%	(1,285)	(26.7)%
Facilities and information technology	(369)	(2.4)%	739	5.0%
Advertising and promotions	269	3.7%	(1,855)	(20.3)%
Other expenses	184	9.9%	(1,107)	(37.4)%
Total marketing and selling expenses decrease	$(4,984)	(4.7)%	$(4,081)	(3.7)%

2018 Compared to 2017

For the year ended December 31, 2018, net foreign-exchange losses, which are included in marketing and selling expenses, were $0.5 million, compared to losses of $5.1 million for 2017. The foreign-exchange losses result from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The large change was primarily due to the euro-dollar exchange rate volatility.  The decrease in personnel-related expenses for 2018 compared to 2017, was primarily due to decreases in incentive-based compensation accrual, stock-based compensation and sales commissions. The decrease in facilities and information technology expenses for 2018 compared to 2017, was primarily due to lower office rent expense resulting from our facilities consolidation. The increases in consulting and outside services and advertising and promotions expenses for 2018, compared to 2017, were in line with our increased spending in marketing and selling activities and events.

2017 Compared to 2016

The decreases in personnel-related, advertising and promotions, consulting and outside services expenses for 2017, compared to 2016, were primarily the result of our programs to increase operational efficiencies and reduce costs. The decrease in other expenses for 2017 was primarily due to the decrease in bad debt reserve. During 2017, net foreign exchange losses (specifically, resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities), which are included in marketing and selling expenses, were $5.1 million, compared to gains of $0.6 million in 2016.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within G&A expenses are net of allocations to other expenses categories. G&A expenses increased $1.3 million, or 2.5%, during the year ended December 31, 2018, compared to 2017. The table below provides further details regarding the changes in components of G&A expense.

Year-Over-Year Change in G&A Expenses for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018 (Decrease)/Increase From 2017		2017 (Decrease)/Increase From 2016
	$	%	$	%
Consulting and outside services	$3,992	30.6%	$(5,471)	(29.5)%
Personnel-related	(2,168)	(8.0)%	157	0.6%
Facilities and information technology	(494)	(5.5)%	(1,179)	(11.6)%
Other expenses	8	0.2%	(297)	(5.8)%
Acquisition and related integration	—	—%	(789)	100.0%
Total general and administrative expenses decrease	$1,338	2.5%	$(7,579)	(12.3)%

2018 Compared to 2017

The increase in consulting and outside services expenses for 2018, compared to 2017, was primarily the result of a legal settlement gain of $5.2 million recorded in 2017. The decrease in personnel-related expenses for 2018 compared to 2017, was due to decreases in incentive-based compensation accrual and stock-based compensation. The decrease in facilities and information technology was primarily the result of cost savings from our facilities consolidation.

2017 Compared to 2016

The decrease in consulting and outside services expenses for 2017, compared to 2016, was primarily the result of a legal settlement gain of $5.2 million recorded in 2017. The decrease in facilities and information technology was primarily the result of our cost efficiency program. The decrease in acquisition and related integration expenses was due to Orad acquisition related integration work completed in 2016.

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

There has been no change in the amortization of intangible assets for 2018, compared to 2017. The decrease in amortization of intangible assets for 2017, compared to 2016, was the result of two intangible assets, customer relationships acquired through acquisitions, fully amortized in 2016. We expect amortization of intangible assets to be approximately $4.4 million in 2019 at which point the intangible assets will be fully amortized. See Note H, Intangible Assets and Goodwill, to our Consolidated Financial Statements in Item 8 of the Form 10-K for further information regarding our identifiable intangible assets.

Restructuring Costs, Net

In February 2016, we committed to a restructuring plan that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs.

During the year ended December 31, 2018, we recorded $3.6 million of severance costs for an additional 84 positions that were eliminated during 2018 and the first quarter of 2019, $1.1 million of leasehold improvement write-off resulting from the consolidation of our facilities in Burlington, Massachusetts, and $0.4 million of facilities restructuring related adjustments.

During the year ended December 31, 2017, we recorded restructuring costs of $3.1 million for an additional 102 positions that were eliminated during 2017 and the first quarter of 2018, and recoveries of $1.1 million as a result of revised severance cost estimates. During 2017, we further consolidated workspaces and vacated our facilities in Taiwan and Boca Raton, Florida, and a portion of facilities in Burlington, Massachusetts, Mt View, California and Pinewood, U.K. We recorded $5.1 million of restructuring costs for the closure and partial closure of the facilities, which included $3.2 million of leasehold improvement write-offs.

During the year ended December 31, 2016, we recorded restructuring costs of $10.0 million, which represented 138 positions eliminated during 2016 and 141 positions eliminated during the first quarter of 2017. We also recorded $2.0 million of facility restructuring charge for the partial closure of the facilities in Burlington, and revisions of $0.8 million based on the updated sublease assumption for our Mountain View, California facility that was partially abandoned in 2012.

Interest and Other Expense, Net

Interest and other expense, net, generally consists of interest income and interest expense.

Interest and Other Expense for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Income (Expense)	$	%	Income (Expense)
Interest income	$195	$(340)	(63.6)%	$535
Interest expense	(23,474)	(3,510)	17.6%	(19,964)
Other income, net	192	(569)	(74.8)%	761
Total interest and other expense, net	$(23,087)	$(4,419)	23.7%	$(18,668)

Interest and Other Expense for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Income (Expense)	$	%	Income (Expense)
Interest income	$535	$535	100.0%	$—
Interest expense	(19,964)	(1,061)	5.6%	(18,903)
Other income, net	761	529	228.0%	232
Total interest and other expense, net	$(18,668)	$3	—%	$(18,671)

2018 Compared to 2017

The increase in interest expense for 2018 compared to 2017, was due to the additional $22.7 million term loan we obtained in 2018 and broker commissions related to the Financing Agreement amendment that we entered into on May 10, 2018. See Note P, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

2017 Compared to 2016

The increase in interest expense for 2017 compared to 2016, was due to the additional $15.0 million term loan we obtained in 2017.

Provision for (Benefit from) Income Taxes

Provision for Income Taxes for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Provision	$	%	Provision
Provision for income taxes	$1,271	$1,138	855.6%	$133

Benefit from Income Taxes for the Years Ended December 31, 2017 and 2016
(dollars in thousands)
	2017	Change		2016
	Provision	$	%	Benefit
Provision for (Benefit from) income taxes	$133	$3,008	(104.6)%	$(2,875)

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was (13.5)%, (1.0)% and (6.3)%, respectively, for 2018, 2017 and 2016.

The increase in our 2018 provision was driven by a $0.4 million increase in our foreign taxes augmented by a non-recurring benefit in 2017 of $0.8 million related to refundable alternative minimum, or AMT, tax credits resulting from the Tax Cuts and Jobs Act (“TCJA”). Our 2017 provision includes a non-recurring $0.8 million benefit related to refundable alternative minimum, or AMT, tax credits resulting from the TCJA. This benefit was largely offset by an $0.8 million increase in our reserve for uncertain tax positions related to an Israel audit issue. Our 2016 benefit from income taxes was primarily due to a change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition. The amount of the benefit included in the tax provision was $3.2 million.

We early adopted ASU No. 2016-09 during the second quarter of 2016 on a modified retrospective basis. The adoption of new guidance had no impact on income taxes because of our significant accumulated deferred tax assets including the tax effects of net operating loss and tax credit carryovers. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2018 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

On December 22, 2017, the TCJA was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to a flat 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of  foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense in the period incurred.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $56.1 million as of December 31, 2018. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draws of up to a maximum of $22.5 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

One key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives with an emphasis on non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We are also revamping our supply chain and logistics, moving to a lean model that leverages a new supplier and distribution model. We are optimizing our go-to-market strategy, simplifying our strategy to address specific customer markets to help maximize our commercial success, which we expect will improve effectiveness, while increasing efficiency and driving growth of our pipeline and ultimately revenue. We believe these collective efforts will continue to improve our efficiency as an organization, increasing gross margins and overall profitability.

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

On November 9, 2017, we entered into an amendment to the Financing Agreement. The amendment extended an additional $15.0 million term loan to us, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The amendment also granted us the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

On May 10, 2018, we entered into an amendment to the Financing Agreement that extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million to an aggregate amount of $22.5 million. The amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility, capitalized leases and non-cash collateralized letters of credit to (b) consolidated EBITDA) of no greater than 3.00:1.00 for the four quarters ended June 30, 2018 through December 31, 2018, 2.50:1.00 for the four quarters ending March 31, 2019 through December 31, 2019, 2.25:1.00 for the four quarters ending March 31, 2020 through March 31, 2021, 2.00:1.00 for the four quarters ending June 30, 2021 through December 31, 2022, respectively, and thereafter declining to 1.50:1.00.

Financial terms and prepayments. Effective with the May 10, 2018 amendment to the Financing Agreement, interest accrues on outstanding borrowings under the Term Loan and Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 are equal to $318,750, then from July 1, 2020 through June 30, 2021 are equal to

$796,875, finally from July 1, 2021 through May 10, 2023 are equal to $1,593,750. We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. We must pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum on an amount equal to (1) the total lending commitments under the Credit Facility less (2) the average daily amount of the outstanding borrowings under the Credit Facility during the immediately preceding month. During the term of the Credit Facility, we are entitled to reduce the maximum amounts of the Lenders’ commitments under the Credit Facility, subject to the payment of certain fees based on the amount of any reduction. In addition, subject to limited exceptions we will be required to prepay the borrowings under the Financing Agreement with proceeds it receives from specified events, including sales of assets, tax refunds, legal judgments and settlements, third party indemnities insurance proceeds and condemnation awards. Each year we will be required to prepay the borrowings under the Financing Agreement in an amount equal to 50% of our excess cash flow.

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

Financial and other covenants. The Financing Agreement, as amended, contains customary representations and warranties and covenants.  These include covenants requiring us to maintain a Leverage Ratio per the terms of the May 10, 2018 amendment. The Financing Agreement also restricts us from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2018, we were in compliance with these covenants.

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

We have repurchased some of the Notes for cash and, as a result, as of December 31, 2018, the outstanding principal amount of the Notes was $106.8 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$15,822	$8,936	$(49,195)
Net cash used in investing activities	(9,917)	(7,913)	(11,033)
Net cash provided by financing activities	2,536	8,375	91,452
Effect of foreign currency exchange rates on cash and cash equivalents	(780)	1,087	366
Net increase in cash and cash equivalents	$7,661	$10,485	$31,590

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $15.8 million for the year ended December 31, 2018. The improvement compared to prior years was primarily attributable to lower operating expenses as the result of our programs to increase operational efficiencies and reduce costs.

Cash Flows from Investing Activities

For the year ended December 31, 2018, the net cash flow used in investing activities reflected $9.9 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities, and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2018, the net cash flow provided by financing activities reflected the additional $22.7 million term loan, the $14.7 million paid to repurchase outstanding Notes, and $3.5 million of principal payments under the Financing Agreement.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table outlines our contractual payment obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Notes	$106,753	$—	$106,753	$—	$—
Term Loan	125,424	1,275	7,012	117,137	—
Other LT Debt	1,453	130	289	331	703
Operating leases	58,635	11,225	16,634	10,736	20,040
Unconditional purchase obligations (a)	23,100	23,100	—	—	—
	$315,365	$35,730	$130,688	$128,204	$20,743

(a)
At December 31, 2018, we had entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2018 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$1,400	$1,400	$—	$—	$—
Stand-by letters of credit	12,141	8,500	2,654	88	899
	$13,541	$9,900	$2,654	$88	$899
On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 are equal to $318,750, then from July 1, 2020 through June 30, 2021 are equal to $796,875, finally from July 1, 2021 through May 10, 2023 are equal to $1,593,750. The Notes mature in June 2020 and are convertible into cash, shares of Avid’s common stock or a combination of cash and shares of common stock, at our election. See more details in Note P, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K.

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $4.9 million pursuant to this agreement as of December 31, 2018 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2018, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

In addition, we have letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.3 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2019 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We issued a letter of credit totaling $8.5 million to one of our sole-source suppliers in February 2018. The supplier is eligible to draw on the letter of credit in the event that we are insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit is valid for one year from its issuance date, and will automatically renew based on the terms of the underlying agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement

See Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in Item 8 of the Form 10-K for a description of recently adopted accounting standards.

Recently Accounting Pronouncement to be Adopted

See Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in Item 8 of the Form 10-K for a description of certain issued accounting standards that have not been adopted and may impact our financial statements in future reporting periods.

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

For the year ended December 31, 2018, 2017, and 2016, we recorded net losses (gains) of $0.5 million, $5.1 million, and $(0.6) million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2018, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. Following the latest amendment Effective Date, May 10, 2018, interest accrues on outstanding borrowings under the Term Loan and the Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. During 2017, we purchased $2.0 million of our Notes and during 2018 we purchased an additional $16.2 million of our Notes. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of it’s operations and it’s cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Boston, Massachusetts
March 14, 2019

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenues(1):
Products	$205,107	$209,461	$283,110
Services	208,175	209,542	228,820
Total net revenues	413,282	419,003	511,930
Cost of revenues:
Products	110,758	112,606	111,579
Services	55,560	56,481	59,828
Amortization of intangible assets	7,800	7,800	7,800
Total cost of revenues	174,118	176,887	179,207
Gross profit	239,164	242,116	332,723
Operating expenses:
Research and development	62,379	68,212	81,564
Marketing and selling	101,273	106,257	110,338
General and administrative	55,230	53,892	61,471
Amortization of intangible assets	1,450	1,450	2,498
Restructuring costs, net	5,148	7,059	12,837
Total operating expenses	225,480	236,870	268,708
Operating income	13,684	5,246	64,015
Interest income	195	535	—
Interest expense	(23,474)	(19,964)	(18,903)
Other income, net	192	761	232
(Loss) income before income taxes	(9,403)	(13,422)	45,344
Provision for (benefit from) income taxes	1,271	133	(2,875)
Net (loss) income	$(10,674)	$(13,555)	$48,219

Net (loss) income per common share – basic and diluted	$(0.26)	$(0.33)	$1.20

Weighted-average common shares outstanding – basic	41,662	41,020	40,021
Weighted-average common shares outstanding – diluted	41,662	41,020	40,176
(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(10,674)	$(13,555)	$48,219

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,341)	7,470	(1,717)

Comprehensive (loss) income	$(12,015)	$(6,085)	$46,502

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$56,103	$57,223
Restricted cash	8,500	—
Accounts receivable, net of allowances of $1,339 and $11,142 at December 31, 2018 and 2017, respectively (Note B)	67,754	40,134
Inventories	32,956	38,421
Prepaid expenses	8,853	8,208
Contract assets	16,513	—
Other current assets	5,917	10,341
Total current assets	196,596	154,327
Property and equipment, net	21,582	21,903
Intangible assets, net	4,432	13,682
Goodwill	32,643	32,643
Long-term deferred tax assets, net	1,158	1,318
Other long-term assets	9,432	10,811
Total assets	$265,843	$234,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,239	$30,160
Accrued compensation and benefits	21,967	25,466
Accrued expenses and other current liabilities	37,547	31,549
Income taxes payable	1,853	1,815
Short-term debt	1,405	5,906
Deferred revenues	85,662	121,184
Total current liabilities	187,673	216,080
Long-term debt	220,590	204,498
Long-term deferred revenues	13,939	73,429
Other long-term liabilities	10,302	9,247
Total liabilities	432,504	503,254

Commitments and contingencies (Note J)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares issued, and 41,948 shares and 41,356 shares outstanding at December 31, 2018 and 2017, respectively	423	423
Additional paid-in capital	1,028,924	1,035,808
Accumulated deficit	(1,187,010)	(1,284,703)
Treasury stock at cost, net of reissuances, 391 shares and 983 shares at December 31, 2018 and 2017, respectively	(5,231)	(17,672)
Accumulated other comprehensive loss	(3,767)	(2,426)
Total stockholders’ deficit	(166,661)	(268,570)
Total liabilities and stockholders’ deficit	$265,843	$234,684

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2016	42,339	(2,809)	423	1,055,838	(1,319,318)	(58,336)	(8,179)	(329,572)

Cumulative-effect adjustment due to adoption of ASU No. 2016-09				49	(49)			—

Stock issued pursuant to employee stock plans		1,197		(20,740)		25,983		5,243

Stock-based compensation				7,916				7,916

Net income					48,219			48,219

Other comprehensive loss							(1,717)	(1,717)
Balances at December 31, 2016	42,339	(1,612)	423	1,043,063	(1,271,148)	(32,353)	(9,896)	(269,911)

Stock issued pursuant to employee stock plans		629		(15,565)		14,681		(884)

Stock-based compensation				8,311				8,311

Net loss					(13,555)			(13,555)

Other comprehensive income							7,470	7,470

Partial retirement of convertible senior notes conversion feature				(5)				(5)

Partial unwind capped call cash receipt				4				4
Balances at December 31, 2017	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

Cumulative-effect adjustment due to adoption of ASC Topic 606					108,367			108,367

Stock issued pursuant to employee stock plans		592		(13,084)		12,441		(643)

Stock-based compensation				6,258				6,258

Net loss					(10,674)			(10,674)

Other comprehensive loss							(1,341)	(1,341)

Partial retirement of convertible senior notes conversion feature				(74)				(74)

Partial unwind capped call cash receipt				16				16
Balances at December 31, 2018	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(10,674)	$(13,555)	$48,219
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,142	22,337	25,479
Provision for (recovery from) doubtful accounts	119	(340)	886
Stock-based compensation expense	6,258	8,311	7,916
Non-cash provision for restructuring	1,083	3,191	1,137
Non-cash interest expense	8,987	8,951	9,620
Unrealized foreign currency transaction (gains) losses	(996)	7,336	(2,599)
Provision for (benefit from) deferred taxes	113	(873)	(1,842)
Changes in operating assets and liabilities:
Accounts receivable	(6,689)	3,800	14,321
Inventories	(551)	12,280	(2,628)
Prepaid expenses and other assets	5,832	(7,567)	(1,839)
Accounts payable	9,148	3,606	(18,959)
Accrued expenses, compensation and benefits and other liabilities	(8,853)	(8,189)	(6,280)
Income taxes payable	38	800	(9)
Deferred revenue and contract assets	(9,135)	(31,152)	(122,617)
Net cash provided by (used in) operating activities	15,822	8,936	(49,195)

Cash flows from investing activities:
Purchases of property and equipment	(9,936)	(7,877)	(11,003)
Decrease (increase) in other long-term assets	19	(36)	(30)
Net cash used in investing activities	(9,917)	(7,913)	(11,033)

Cash flows from financing activities:
Proceeds from long-term debt	22,688	16,694	100,000
Repayment of debt	(18,451)	(6,735)	(3,750)
Proceeds from the issuance of common stock under employee stock plans	355	445	6,184
Common stock repurchases for tax withholdings for net settlement of equity awards	(998)	(1,329)	(941)
Proceeds from revolving credit facilities	—	—	25,000
Payments on revolving credit facilities	—	—	(30,000)
Partial retirement of the Notes conversion feature and capped call option unwind	(58)	—	—
Payments for credit facility issuance costs	(1,000)	(700)	(5,041)
Net cash provided by financing activities	2,536	8,375	91,452

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(780)	1,087	366
Net increase in cash, cash equivalents and restricted cash	7,661	10,485	31,590
Cash, cash equivalents and restricted cash at beginning of year	60,433	49,948	18,358
Cash, cash equivalents and restricted cash at end of year	$68,094	$60,433	$49,948

Supplemental information:
Cash and cash equivalents	$56,103	$57,223	$44,948
Restricted cash	$8,500	—	—
Restricted cash included in other long-term assets	$3,491	3,210	5,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,094	$60,433	$49,948

Cash (refunded) paid for income taxes, net	$(2,791)	$(100)	$1,587
Cash paid for interest	14,505	10,966	9,302
Non-cash transaction – property and equipment included in accounts payable or accruals	$220	$30	$119

The accompanying notes are an integral part of the consolidated financial statements.

(1) The Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016 has been revised to reflect the adoption, on January 1, 2018, of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note B for further discussion.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS

Description of Business

Avid Technology, Inc. (“Avid”, “we” or “us”) develops, markets, sells, and supports software and integrated solutions for video and audio content creation, management and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video and other digital media content. With over one million creative users and thousands of enterprise clients relying on our technology platforms and solutions around the world, Avid enables the industry to thrive in today’s connected media and entertainment world.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For this reason, the discussion that follows describes our revenue recognition policies both before and after our adoption of ASC 606.

Revenue Recognition - Prior to the adoption of ASC 606 on January 1, 2018

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers’ minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”), for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the course of the last few years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including the Media Composer, Pro Tools and Sibelius product lines. In the third quarter and fourth quarter of 2015, respectively, we concluded that Implied Maintenance Release PCS for our Media Composer and Sibelius product lines had ceased. In the first quarter of 2016, in connection with the release of Cloud Collaboration in Pro Tools version 12.5, which was an undelivered feature that had prevented us from recognizing any revenue related to new Pro Tools 12 software sales as it represented a specified upgrade right for which vendor specific objective evidence (“VSOE”) of fair value was not available, we concluded that Implied Maintenance Release PCS for Pro Tools 12 product lines had also ended. The determination that Pro Tools 12 Implied Maintenance Release PCS had ended was based on management (i) clearly communicating a policy of no longer providing any Software Updates or other support to customers that are not covered under a paid support plan and (ii) implementing robust digital rights management tools to enforce the policy. With the new policy and technology for Pro Tools 12 in place, combined with management’s intent to continue to adhere to the policy, management concluded in the first quarter of 2016 that Implied Maintenance Release PCS for Pro Tools 12 transactions no longer exists. As a result of the conclusion that Implied Maintenance Release PCS on Pro Tools 12 has ended, revenue and net income in the first quarter of 2016 increased approximately $11.1 million reflecting the recognition of orders received after the launch of Pro Tools 12 that would have qualified for earlier recognition using the residual method of accounting.  In addition, the elimination of Implied Maintenance Release PCS also resulted in the accelerated recognition of maintenance and product revenues that were previously being recognized on a ratable basis over a much longer expected period of Implied Maintenance Release PCS rather than the contractual maintenance period. The reduction in the estimated amortization period of transactions being recognized on a ratable basis resulted in an additional $41.8 million of revenue during the year ended December 31, 2016.

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

We record as revenues all amounts billed to customers for shipping and handling costs and record our actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

In the consolidated statements of operations, we classify revenues as product revenues or services revenues. For multiple-element arrangements that include both product and service elements, including Implied Maintenance Release PCS, we evaluate available indicators of fair value and applies our judgment to reasonably classify the arrangement fee between product revenues and services revenues. The amount of multiple-element arrangement fees classified as product and service revenues based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenues if VSOE of fair value for all elements existed.

Revenue Recognition - After the adoption of ASC 606 on January 1, 2018

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

See Note O for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation.

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

Allowance for Sales Returns and Exchanges

We maintain allowances for estimated potential sales returns and exchanges from our customers, which represents variable consideration under ASC 606. We record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded based on historical experience and specific customer analysis. Use of management estimates is required in connection with establishing and maintaining a sales allowance for expected returns and other credits. If actual returns differ from the estimates, additional allowances could be required.

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance for sales returns and exchanges – beginning of year	$9,916	$7,861	$8,583
Additions and adjustments to the allowance	12,121	14,494	9,325
Deductions against the allowance	(13,034)	(12,439)	(10,047)
Allowance for sales returns and exchanges – end of year	$9,003	$9,916	$7,861

The allowance for sales returns and exchanges reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. The allowance for sales returns and exchanges is recorded as a reduction to gross accounts receivable as of December 31, 2017, prior to the adoption of ASC 606, and as a component of accrued expenses and other current liabilities as of December 31, 2018, subsequent to the adoption of ASC 606.

Allowances for Doubtful Accounts

We maintain allowances for estimated losses from bad debt resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness and current economic trends. To date, actual bad debts have not differed materially from management’s estimates.

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts – beginning of year	$1,226	$757	$643
Bad debt (recovery) expense	119	(340)	886
Increase (reduction) in allowance for doubtful accounts	(6)	809	(772)
Allowance for doubtful accounts – end of year	$1,339	$1,226	$757

Translation of Foreign Currencies

The functional currency of each of our foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Orad Hi-Tech Systems Ltd. (“Orad”) that we acquired in June 2015. The functional currency for both the Irish manufacturing branch and Orad is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch, Orad and the U.S. parent, and the high volume of intercompany transactions among the two subsidiaries and the parent. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using rates that approximate those in effect during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. We do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment as we intend to permanently reinvest undistributed earnings in our foreign subsidiaries.

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

We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. We derive more than half of our revenues from customers outside the United States. The business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely affect our revenues, net income (loss), cash flow and financial position. Foreign currency transaction and remeasurement losses and gains are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2018, 2017, and 2016 we recorded net losses (gains) of $0.5 million, $5.1 million, and $(0.6) million respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

We measure cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and marketable securities consist primarily of money market investments, mutual funds and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in our deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other income (expense) in our statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long-term assets using other observable inputs. Other than the investments held in our deferred compensation plans, we held no marketable securities at December 31, 2018 or 2017.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. We place our cash and cash equivalents with financial institutions that management believes to be of high credit quality, and, generally, there are no significant concentrations in any one issuer. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up our customer base and their dispersion across different regions. No individual customer accounted for 10% or more of our total net revenues or net accounts receivable in the periods presented.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to our realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand and market conditions. Inventory in the digital-media market, including our inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from our estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. We typically depreciate our property and equipment using the following minimum and maximum useful lives:

Depreciable Life
	Minimum	Maximum
Computer and video equipment and software, including internal use software	2 years	5 years
Manufacturing tooling and testbeds	3 years	5 years
Office equipment	3 years	5 years
Furniture, fixtures and other	3 years	8 years

We capitalize certain development costs incurred in connection with our internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

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

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets consist of customer relationships, developed technology, trade names and non-compete agreements. These assets are determined to have either finite or indefinite lives. For finite-lived intangible assets amortization is straight-line over the estimated useful lives of such assets, which are generally two years to twelve years. Straight-line amortization is used because we cannot reliably determine a discernible pattern over which the economic benefits would be realized. We do not have any indefinite-lived intangible assets. Intangible assets are tested for impairment when events and circumstances indicate there is an impairment. The impairment test involves comparing the sum of undiscounted cash flows to the carrying value as of the measurement date. Impairment occurs when the carrying value of the assets exceeds the sum of undiscounted cash flows. Impairment is then measured as the difference between the carrying value and fair value determined using a discounted cash flow method. In estimating the fair value using a discounted cash flow method, we use assumptions that include forecast revenues, gross margins, operating profit margins, growth rates and long-term discount rates, all of which require significant judgment by management. Changes to these assumptions could affect the estimated fair value of the intangible asset and could result in an impairment charge in future.

We adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, during the first quarter of 2017. The adoption of ASU 2017-04 had no immediate impact on our consolidated financial statements. We concluded that we have only one reporting unit and stockholders’ deficit of $166.7 million as of December 31, 2018. According to the revised guidance, the goodwill of reporting units with zero or negative carrying values will not be impaired.

Long-Lived Assets

We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment when the undiscounted expected future cash flows derived from that asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset, based on a discounted cash flow analysis, and its carrying value.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses were not material in the periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. We periodically evaluate the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2018, 2017, and 2016 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Accounting for Stock-Based Compensation

Our stock-based employee compensation plans allow us to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of our overall compensation strategy. For stock-based awards granted, we record stock-based compensation expense based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of time, performance and market conditions. We early adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) during the second quarter of 2016 and made an accounting policy election to account for forfeitures when they occur.

Product Warranties

We provide warranties on externally sourced and internally developed hardware. The warranty period for all of our products is generally 90 days to one year, but can extend up to 5 years depending on the manufacturer’s warranty or local law. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. At the end of each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjusts the accrued amounts accordingly.

Computation of Net Income (Loss) Per Share

Net income (loss) per share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when we report a loss, all potential common stock is considered anti-dilutive. For periods when we report net income, potential common shares with combined purchase prices and unamortized compensation costs in excess of our average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. We issued the Notes in 2015, and we applied the treasury stock method in measuring the dilutive impact of those potential common shares to be issued.

Accounting for Restructuring Plans

We record facility-related and contract termination restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on our policies for the calculation and payment of severance benefits, we account for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. We recognize facility-related restructuring charges upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in our statement of operations in the period when such changes are known.

Related Party Transactions

From time to time we enter into arrangements with parties which may be affiliated with us, executive officers and members of our Board of Directors. These transactions are primarily comprised of sales transactions in the normal course of business and are immaterial to the financial statements for all periods presented.

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

(5) See Note O for a further description of the components of revenue and related performance obligations under ASC 606 that resulted in cumulative changes to balance sheet accounts as a result of the adoption of ASC 606.

The impact of adopting Topic 606 on our consolidated financial statements was as follows (in thousands):

	As of December 31, 2018
	As Reported	Impact of Adoption of Topic 606	Under Previous GAAP
Assets:
Accounts receivable, net	$67,754	$(19,703)	$48,051
Contract assets	16,513	(16,513)	—
Inventory	32,956	10,418	43,374
Other long-term assets	9,432	(900)	8,532
Total assets	$265,843	$(26,698)	$239,145
Liabilities:
Accrued expenses and other current liabilities	$37,547	$(9,003)	$28,544
Deferred revenue (current portion)	85,662	32,223	117,885
Long-term deferred revenue	13,939	54,246	68,185
Total liabilities	$432,504	$77,466	$509,970
Stockholders’ deficit:
Accumulated deficit	(1,187,010)	(104,164)	(1,291,174)
Total stockholders’ deficit	$(166,661)	$(104,164)	$(270,825)

	For the year ended December 31, 2018
	As Reported	Impact of Adoption of Topic 606	Under Previous GAAP
Total net revenue	$413,282	$(515)	$412,767
Total cost of revenue	174,118	(4,718)	169,400
Total gross profit	239,164	4,203	243,367
Loss before income taxes	(9,403)	4,203	(5,200)
Net loss	(10,674)	4,203	(6,471)
Net loss - basic and diluted	$(0.26)	$0.10	$(0.16)

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (“ASU 2018-05”). The guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect and codify SAB No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment.  ASU 2018-05 became effective upon issuance. We had applied SAB 118 upon the original issuance in December, 2017 prior to the codification in ASC 740. See discussion below regarding the status of our accounting for the impacts of the Tax Cuts and Jobs Act.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to a flat 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2)

factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense in the period incurred.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230) (“ASU 2016-15”). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. Certain of ASU No. 2016-15 requirements are as follows: (i) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, (ii) contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities and cash payment made thereafter should be classified as cash outflows for financing up to the amount of the contingent consideration liability recognized at the acquisition date with any excess classified as operating activities, (iii) cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss, (iv) cash proceeds from the settlement of Corporate-Owned Life Insurance, or COLI, Policies should be classified as cash inflows from investing activities and cash payments for premiums on COLI policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities and (v) cash paid to a tax authority by an employer when withholding shares from an employee's award for tax-withholding purposes should be classified as cash outflows for financing activities. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-15 had no material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-16 had no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18). The guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. We adopted the guidance on January 1, 2018. The adoption of ASU 2016-18 had no material impact on our consolidated financial statements. Restricted cash amounts, presented within the statements of financial position and cash flows, are cash collateralized letters of credit that are used as security deposits in connection with our facility leases and operations.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the accounting for costs incurred to implement a cloud computing arrangement (CCA) that is a service arrangement with ASC 350, Intangibles - Goodwill and Other, on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have been applying ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is a service contract during 2017 and 2018. The early adoption of ASU 2018-15 has no impact on our consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires entities to recognize virtually all of their leases on the balance sheet, by recording a right-of-use, or ROU, asset and lease liability. This guidance is effective for us on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842. The transition relief amendments apply to entities that have not yet adopted ASC 842.  We adopted the new standard effective January 1, 2019 using the alternative transition method provided by ASU 2018-11. We currently expect the ROU assets to be in the range of approximately $36 million to $40 million, and the lease liabilities to be in the range of approximately $41 million to $45 million as of January 1, 2019. The new standard will not have a material impact on our consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-

effect adjustment to retained earnings as of January 1, 2019 is immaterial. We will provide additional disclosures as required by the new standard in the first quarter of 2019.

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

C.	NET (LOSS) INCOME PER SHARE

Net (loss) income per common share is presented for both basic (loss) income per share (“Basic EPS”) and diluted (loss) income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of our common stock for the relevant periods, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to our employees that vest based on performance conditions, market conditions, or a combination of performance and market conditions.

When there is a loss from continuing operations, potential common shares should not be included in the computation of Diluted EPS because the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. Therefore, all outstanding stock options and restricted stock units at December 31, 2018 and 2017 are anti-dilutive and not included in the EPS calculation. The following table sets forth (in thousands) common shares considered anti-dilutive securities at December 31, 2018 and 2017, and weighted common shares considered anti-dilutive for the year ended December 31, 2016.

	December 31, 2018	December 31, 2017	December 31, 2016
Options	892	2,290	3,670
Non-vested restricted stock units	2,945	3,063	729
Anti-dilutive potential common shares	3,837	5,353	4,399

We issued the Notes on June 15, 2015. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction with a third party (the “Capped Call”) (see Note P, Long-Term Debt and Credit Agreement). We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares but our stock price was less than the conversion price at December 31, 2018, 2017 and 2016, and therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net (loss) income per share as it will always be anti-dilutive.

D. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. At December 31, 2018 and 2017, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,372	$386	$986

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,743	$484	$1,259	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. At December 31, 2018, the net carrying amount of the Notes is $97.7 million, and the fair value of the Notes is approximately $96.1 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

E. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Accounts receivable	$69,093	$51,276
Less:
Allowance for doubtful accounts	(1,339)	(1,226)
Allowance for sales returns and rebates	—	(9,916)
Total	$67,754	$40,134

The increase in accounts receivable is due to the reclassification of allowances for sales returns, rebates and other adjustments to selling prices that are considered variable consideration under ASC 606 and are now presented as a liability on our balance sheet. Accounts receivable also increased due to advanced contractual support billings now being recorded on a gross basis in accounts receivable when it is due, rather than being net against corresponding unamortized deferred revenue.

F. INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Raw materials	$10,520	$11,217
Work in process	527	397
Finished goods	21,909	26,807
Total	$32,956	$38,421

At December 31, 2018 and 2017, finished goods inventory included $2.1 million and $8.2 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced. As discussed in Note B, $5.7 million of inventory and deferred costs were eliminated upon the adoption of ASC 606 on January 1, 2018 as such inventory and deferred costs were directly attributable to deferred revenue transactions that were also eliminated upon adoption.

G. LONG-LIVED ASSETS

Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Computer and video equipment and software	$132,531	$127,322
Manufacturing tooling and testbeds	3,635	3,591
Office equipment	4,957	5,036
Furniture, fixtures and other	10,458	10,639
Leasehold improvements	37,593	34,779
	189,174	181,367
Less: Accumulated depreciation and amortization	167,592	159,464
Total	$21,582	$21,903

We capitalize certain development costs incurred in connection with our internal use software. For the year ended December 31, 2018, we capitalized $4.5 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in computer and video equipment and software. There were $1.9 million and $1.3 million of contract labor and internal labor costs capitalized for the years ended December 31, 2017 and December 31, 2016, respectively. Internal use software is amortized on a straight line basis over its estimated useful life of three years, and we recorded $2.5 million, $2.8 million and $3.0 million of amortization expense during 2018, 2017 and 2016, respectively.

Depreciation and amortization expense related to property and equipment was $11.9 million, $13.1 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents our property, equipment and other long-term assets, excluding intangible assets, by geography at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Long-lived assets:
United States	$23,774	$24,292
Other countries	7,240	8,426
Total long-lived assets	$31,014	$32,718

H.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018			2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,246	$(54,508)	$3,738	$58,609	$(47,072)	$11,537
Customer relationships	54,986	(54,292)	694	54,946	(52,801)	2,145
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,489	$(115,057)	$4,432	$119,812	$(106,130)	$13,682

Amortization expense related to intangible assets in the aggregate was $9.3 million, $9.3 million and $10.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect amortization of intangible assets to be approximately $4.4 million in 2019.

Goodwill

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. We concluded that we have only one reporting unit and stockholders’ deficit of $166.7 million as of December 31, 2018. According to ASU 2017-04 which we adopted during the first quarter of 2017, the goodwill of reporting units with zero or negative carrying values will not be impaired.

I.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred rent	$5,122	$2,970
Accrued restructuring	188	731
Deferred compensation	4,992	5,546
Total	$10,302	$9,247

J. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$11,225
2020	9,784
2021	6,850
2022	5,982
2023	4,754
Thereafter	20,040
Total	$58,635

Included in the operating lease commitments above are obligations under leases for which we have vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2026 and represent an aggregate obligation of $3.6 million. We have restructuring accruals of $0.3 million at December 31, 2018, which represents the difference between this aggregate future obligation and future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. We received $1.2 million, $0.7 million and $0.6 million of sublease income during the years ended December 31, 2018, 2017 and 2016, respectively.

We lease corporate office space in Burlington, Massachusetts, which expires in May 2028.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $9.5 million, $11.8 million and $14.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $4.9 million pursuant to this agreement as of December 31, 2018 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2018, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

We also have letters of credit in connection with security deposits for other facility leases totaling $1.1 million in the aggregate, as well as letters of credit totaling $1.3 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2019 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2018, we entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than one year and in the aggregate total $23.1 million.

We depend on sole-source suppliers for certain key hardware components of our products. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. We procure product components and build inventory based on forecasts of product life cycle and customer demand. If we are unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, we may have insufficient, excess or obsolete product inventory.

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

In November 2016, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Mohanty v. Avid Technology, Inc. et al., No. 16-cv-12336) against us and certain of our executive officers seeking unspecified damages and other relief on behalf of a purported class of purchasers of our common stock between August 4, 2016 and November 9, 2016, inclusive. The complaint purported to state a claim for violation of federal securities laws as a result of alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint’s allegations relate generally to our disclosure surrounding the level of implementation of our Avid NEXIS solution product offerings. On February 7, 2017, the Court appointed a lead plaintiff and counsel in the matter. On June 14, 2017, we moved to dismiss the action. On July 31, 2017, the lead plaintiff filed an opposition to our motion to dismiss, and on August 21, 2017, we filed our reply brief. On October 13, 2017, after a mediation, the parties reached an agreement in principle to settle this litigation. The settlement was approved by the court and the settlement payment of $1.3 million was made by our insurers in May 2018.

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

We consider all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our consolidated financial statements.

We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

At December 31, 2018 and as of the date of filing of these consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

Additionally, we provide indemnification to certain customers for losses incurred in connection with intellectual property infringement claims brought by third parties with respect to our products.  These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement and the maximum potential amount of future payments we could be required to make under these indemnification provisions is theoretically unlimited.  To date, we have not incurred material costs related to these indemnification provisions; accordingly, we believe the estimated fair value of these indemnification provisions is immaterial. Further, certain arrangements with customers include clauses whereby we may be subject to penalties for failure to meet certain performance obligations; however, we have not recorded any related material penalties to date.

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Accrual balance at January 1, 2016	$2,234
Accruals for product warranties	2,822
Cost of warranty claims	(2,538)
Accrual balance at December 31, 2016	2,518
Accruals for product warranties	2,572
Cost of warranty claims	(2,545)
Accrual balance at December 31, 2017	2,545
Accruals for product warranties	858
Cost of warranty claims	(1,697)
Accrual balance at December 31, 2018	$1,706

K.	CAPITAL STOCK

Preferred Stock

We have authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by our board of directors (the “Board”).

Stock Incentive Plans

There is an aggregate of 8,040,000 of our shares of $0.01 par value per share common stock authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Board on September 14, 2014 and approved by our stockholders on October 29, 2014. In connection with the approval of the Plan, our Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that Plan. Shares available for issuance under the Plan totaled 2,978,714 at December 31, 2018.

Under the Plan, we may grant stock awards or options to purchase our common stock to employees, officers, directors and consultants. The exercise price for options generally must be no less than market price on the date of grant. Awards may be performance-based where vesting or exercisability is conditioned on achieving performance objectives, time-based or a combination of both. Current option grants become exercisable over various periods, typically three to four years for employees and one year for non-employee directors, and have a maximum term of seven to ten years. Restricted stock and restricted stock unit awards with time-based vesting typically vest over three to four years for employees and one year for non-employee directors.

We use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair value. The assumed dividend yield of zero is based on the fact that we have never paid cash dividends and has no present expectation to pay cash dividends and our current Financing Agreement precludes us from paying dividends. The expected volatility is now based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

The fair value of restricted stock and restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

We also issue stock option grants or restricted stock unit awards with vesting based on market conditions, specifically our stock price and performance conditions, generally using adjusted EBITDA. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

Information with respect to options granted under all stock option plans for the year ended December 31, 2018 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2018	2,290,017	$9.65
Granted	—	$—
Exercised	—	$—
Forfeited or canceled	(1,398,125)	$10.42
Options outstanding at December 31, 2018	891,892	$8.46	1.55	$—
Options vested at December 31, 2018 or expected to vest	891,892	$8.46	1.55	$—
Options exercisable at December 31, 2018	891,892	$8.46	1.55	$—

No options were granted during the years ended December 31, 2018, 2017, and 2016. No stock options were exercised during 2018 and 2017. The cash received from stock options exercised during the year ended December 31, 2016 was $5.6 million.

Information with respect to non-vested restricted stock units for the year ended December 31, 2018 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2018	3,063,248	$5.10
Granted	2,554,852	$5.01
Vested	(688,106)	$5.61
Forfeited	(1,985,175)	$5.10
Non-vested at December 31, 2018	2,944,819	$4.91	1.10	$13,958
Expected to vest	2,205,433	$5.04	1.10	$10,454

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $5.01, $4.63 and $6.25, respectively. The total weighted-average fair value of restricted stock units vested during the years ended December 31, 2018, 2017, and 2016 was $3.9 million, $5.7 million, and $5.5 million, respectively.

Employee Stock Purchase Plan

On February 27, 2008, the Board approved our Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). On May 27, 2008 our stockholders approved an increase of the number of shares of our common stock authorized for issuance under the Second Amended and Restated ESPP from 1,700,000 to 2,500,000 shares. In May 2018, we registered an aggregate of 650,000 of our shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. Second Amended and Restated ESPP.

Our Second Amended and Restated ESPP offers our shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, we are required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. In July 2015, the Board of Directors approved an amendment to the ESPP to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 650,111 shares remained available for issuance under the ESPP at December 31, 2018.

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.85%	0.83%	0.40%
Expected volatility	55.3%	62.0%	69.0%
Expected life (in years)	0.50	0.49	0.49
Weighted-average fair value of shares issued (per share)	$0.94	$0.86	$1.20

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Shares issued under the ESPP	117,653	96,507	129,342
Average price of shares issued	$4.22	$4.53	$4.35

We did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2018, 2017 or 2016.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of products revenues	$128	$53	$60
Cost of services revenues	194	189	381
Research and development expenses	667	694	376
Marketing and selling expenses	1,540	1,944	1,958
General and administrative expenses	3,729	5,431	5,141
Total	$6,258	$8,311	$7,916

At December 31, 2018, there was $8.9 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. We expect this amount to be amortized approximately as follows: $4.8 million in 2019, $2.8 million in 2020, $1.2 million in 2021, and $0.1 million in 2022. At December 31, 2018, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.2 years.

L.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

We have a Section 401(k) plan that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. We may, upon resolution by our board of directors, make discretionary contributions to the plan. Our contributions to the 401(k) plan totaled $1.6 million, $1.6 million and $1.9 million in 2018, 2017 and 2016, respectively.

In addition, we have various retirement and post-employment plans covering certain international employees. Certain plans allow us to match employee contributions up to a specified percentage as defined by the plans. Our contributions to these plans totaled $1.7 million, $1.8 million and $2.0 million in 2018, 2017 and 2016, respectively.

Deferred Compensation Plans

We maintain a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. In November 2013, the Board determined to indefinitely suspend the plan, and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with us. The assets of the Deferred Plan, as well as the corresponding obligations, were approximately $0.4 million and $0.5 million at December 31, 2018 and 2017, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, we assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation to pay a fixed euro amount for a period specified in the contract. In connection with the acquisition of Orad, we assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. Our assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $1.0 million at December 31, 2018 and $1.3 million at December 31, 2017, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $5.0 million at December 31, 2018 and $5.5 million at December 31, 2017, representing the fair value of the estimated benefits to be paid under the arrangements.

M.	INCOME TAXES

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

We completed our accounting for the tax effects of the TCJA at September 30, 2018 and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. At December 31, 2017, we recorded a reduction of $129.4 million to our U.S. net deferred tax assets as a result of the rate reduction from 35% to 21%. Our deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision.

As part of U.S. international tax reform, the TCJA imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. We were in an aggregate net foreign deficit position for U.S. tax purposes, and therefore not liable for the transition tax. Additionally, TCJA repealed the alternative minimum tax (AMT) and made existing AMT credit carryovers refundable. Accordingly, at December 31, 2017, we recorded a deferred tax benefit and income tax receivable for our existing AMT credit in the amount of $0.8 million.

The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense in the period incurred.

Income from before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
(Loss) income from operations before income taxes:
United States	$(1,940)	$(4,811)	$12,402
Foreign	(7,463)	(8,611)	32,942
Total (loss) income from operations before income taxes	$(9,403)	$(13,422)	$45,344
Provision for (Benefit from) income taxes:
Current tax expense (benefit):
Federal	$(1)	$(4)	$102
State	59	59	32
Foreign benefit of net operating losses	(206)	(66)	(1,247)
Other foreign	1,372	1,774	(48)
Total current tax expense (benefit)	1,224	1,763	(1,161)
Deferred tax (benefit) expense:
Federal	—	(821)	96
Other foreign	47	(809)	(1,810)
Total deferred tax (benefit) expense	47	(1,630)	(1,714)
Total provision for (benefit from) income taxes	$1,271	$133	$(2,875)

Net deferred tax assets (liabilities) consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tax credit and net operating loss carryforwards	$283,473	$267,706
Allowances for bad debts	32	34
Difference in accounting for:
Revenues	3,666	18,057
Costs and expenses	17,033	16,149
Inventories	3,744	4,501
Acquired intangible assets	555	1,830
Gross deferred tax assets	308,503	308,277
Valuation allowance	(304,070)	(298,955)
Deferred tax assets after valuation allowance	4,433	9,322
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(1,454)	(3,608)
Acquired intangible assets	(709)	(2,189)
Basis difference convertible notes	(1,112)	(2,207)
Gross deferred tax liabilities	(3,275)	(8,004)
Net deferred tax assets	$1,158	$1,318
Recorded as:
Long-term deferred tax assets, net	1,158	1,318
Long-term deferred tax liabilities, net	—	—
Net deferred tax assets	$1,158	$1,318

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the magnitude of the deferred tax assets at December 31, 2018 and 2017 and the level of historical U.S. tax losses, management has determined that the uncertainty regarding the realization of these assets warranted a significant valuation allowance at December 31, 2018 and 2017.

As noted above under Recently Adopted Accounting Pronouncements, there was no tax impact upon our adoption of ACS 606 Revenue from Contracts with Customers, because our deferred tax assets related to deferred revenue have a full valuation allowance. However, in connection with the reduction in our deferred revenue balances upon ASC 606 adoption, we reduced both the deferred tax asset related to deferred revenue and its corresponding valuation allowance by $12.2 million.

For U.S. federal and state income tax purposes at December 31, 2018, we had tax credit carryforwards of $50.9 million, which will expire between 2019 and 2038, and net operating loss carryforwards of $787.0 million, the majority of which will expire between 2019 and 2037.

The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. We completed an assessment at June 30, 2018 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of our net operating loss and tax credit amounts are subject to any Section 382 limitation.

Additionally, we have foreign net operating loss carryforwards of $147.1 million and capital loss carryforwards of $0.8 million, each with an indefinite carryforward period and tax credit carryforwards of $5.5 million that begin to expire in 2030. We have determined there is uncertainty regarding the realization of a portion of these assets and have recorded a valuation allowance against $145.6 million of net operating losses, $0.8 million of capital losses and $5.4 million of tax credits at December 31, 2018.

Our assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on our levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

The following table sets forth a reconciliation of our income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Statutory tax	$(1,975)	$(4,698)	$15,870
Tax credits (generated) / expired	1,277	(1,646)	(2,468)
Foreign operations	1,854	3,113	(12,662)
Change in uncertain tax positions	58	800	(6,710)
Non-deductible expenses and other	301	1,109	670
Tax deficiency on stock-based compensation	—	—	2,509
Change in valuation allowance	(244)	1,455	(84)
Provision for (benefit from) income taxes	$1,271	$133	$(2,875)

As noted above, the TCJA included a reduction of the corporate income tax rate from 35% to 21% for years beginning after 2017. Accordingly, the amount reflected above for statutory tax is computed at a 21% rate for the year ended December 31, 2018 and a 35% rate for the previous two years ended December 31 2017 and 2016.

Our tax credits decreased significantly in 2018 driven by expiring U.S. research and development tax credits exceeding current year tax credits generated. Changes in the jurisdictional mix of our foreign profitability drives the change in the taxes on foreign operations. The 2016 benefit was primarily due to a change in our uncertain tax position related to the foreign tax implications arising from changes in revenue recognition.

As a result of TCJA and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant. However, we do not have any current plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. We disclosed unrecognized tax benefits primarily related to the foreign tax implications arising from the changes in revenue recognition that arose in periods prior to 2012. The unrecognized tax benefits did not have an impact on the effective tax rate because we maintain a full valuation allowance on the related loss carryforwards. At December 31, 2016, our unrecognized tax benefits and related accrued interest and penalties totaled $1.0 million, of which $1.0 million would affect our income tax provision and effective tax rate if recognized. At December 31, 2017 and 2018, our unrecognized tax benefits and related accrued interest and penalties totaled $1.8 million, of which $1.8 million would affect our effective tax rate if recognized. During 2016, we had a change in our uncertain tax position related to a method change in a foreign jurisdiction and reversed the associated accrual in its entirety. At December 31, 2018, our accrual for unrecognized tax benefits and related accrued interest and penalties related to an Israel audit issue totaled $1.8 million, of which $1.8 million would affect our income tax provision and effective tax rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Unrecognized tax benefits at January 1, 2016	$25,995
Increases for tax positions taken during a prior period	1,041
Decreases for tax positions taken during a prior period	(25,995)
Unrecognized tax benefits at December 31, 2016	1,041
Increases for tax positions taken during a prior period	800
Unrecognized tax benefits at December 31, 2017	1,841
Decreases for tax positions taken during a prior period	(78)
Unrecognized tax benefits at December 31, 2018	$1,763

We recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2018 were $0.3 million and were not material in 2017.

The tax years 2009 and forward remain open to examination by taxing authorities in the jurisdictions in which we operate. The most significant operating jurisdictions include: the United States, Ireland, the Netherlands, Germany, Israel, Japan, and the United Kingdom.

N.	RESTRUCTURING COSTS AND ACCRUALS

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

During the three and twelve months ended December 31, 2018, we recorded costs of $1.7 million and $5.1 million, respectively. The restructuring charges for the twelve months ended December 31, 2018 included $3.6 million of severance costs related to approximately 84 positions eliminated during 2018 and the first quarter of 2019, recoveries of $(0.1) million of facility restructuring accrual adjustments, and $1.1 million of leasehold improvement write-off resulting from the consolidation of our facilities in Burlington, Massachusetts.

During the three and twelve months ended December 31, 2017, we recorded costs of $0.6 million and $7.1 million, respectively. The restructuring charges for the twelve months ended December 31, 2017 included $3.1 million for the severance costs related to approximately 102 positions eliminated during 2017 and the first quarter of 2018, recoveries of $1.1 million as a result of revised severance estimates, and $5.1 million for the closure of certain excess facility space, including $3.2 million of leasehold improvement write-offs.

During the three and twelve months ended December 31, 2016, we recorded costs of $5.0 million and $12.8 million, respectively. The restructuring charges for the twelve months ended December 31, 2016 included $10.0 million for the severance costs and estimate adjustments related to approximately 279 terminated employees and $2.8 million for the closure of certain excess facility space, including $1.1 million of leasehold improvement write-offs and $0.8 million adjustments related to sublease assumptions associated with our Mountain View, California facility.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employee	$3,641	$2,145	$8,740
Facility	(104)	2,939	3,058
Total facility and employee charges	3,537	5,084	11,798
Other	1,611	1,975	1,039
Total restructuring charges, net	$5,148	$7,059	$12,837

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2018, 2017 and 2016 (in thousands). There have been some immaterial reclassifications of prior year balances to conform to current year presentation.

	Employee- Related	Facilities- Related	Total
Accrual balance at January 1, 2016	4,675	1,671	6,346
Restructuring charges and revisions	8,740	3,058	11,798
Accretion	—	287	287
Cash payments	(6,992)	(1,701)	(8,693)
Foreign exchange impact on ending balance	(197)	(7)	(204)
Accrual balance at December 31, 2016	6,226	3,308	9,534
Restructuring charges and revisions	2,145	2,939	5,084
Accretion	—	325	325
Cash payments	(6,439)	(4,109)	(10,548)
Foreign exchange impact on ending balance	66	16	82
Accrual balance at December 31, 2017	1,998	2,479	4,477
Restructuring charges and revisions	3,641	(104)	3,537
Accretion	—	103	103
Cash payments	(3,099)	(2,159)	(5,258)
Foreign exchange impact on ending balance	1	(1)	—
Accrual balance at December 31, 2018	2,541	318	2,859
Less: current portion	2,541	130	$2,671
Long-term accrual balance as of December 31, 2018	$—	$188	$188

The employee-related accruals at December 31, 2018 represent severance costs to former employees that will be paid out within twelve months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in our consolidated balance sheets.

The facilities-related accrual at December 31, 2018 represent contractual lease payments, net of estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facilities restructuring balance, $0.1 million is included in the caption “accrued expenses and other current liabilities” and $0.2 million is included in the caption “other long-term liabilities” in our consolidated balance sheet as of December 31, 2018.

O.	REVENUE

Revenue Components and Performance Obligations

Video Products and Solutions

We offer a wide range of video products and solutions in connection with our sales of storage and workflow solutions, our media management solutions and our video creative tools, which include our Media Composer, NEXIS, Airspeed, Maestro and MediaCentral product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

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

Subscription Services

We offer subscription versions of many of our software products with monthly, annual and multi-year terms. While we are beginning to offer subscription versions for most of our product portfolio in connection with our cloud strategy, current subscription sales primarily consist of our Media Composer, Pro Tools and Sibelius offerings. We sell these products to customers under standard terms and conditions and payment is due upfront, except for webstore transactions which are billed monthly. Contract assets for annual and multi-year subscriptions billed monthly are recorded on our balance sheet upon customer commitment, net of expected early cancellations where we estimate variable consideration based on historical experience. Subscription services have several performance obligations, including a right to use the software and stand-ready performance obligations to (i) provide unspecified bug fixes and software enhancements, or Software Updates, and (ii) call support when and if needed. The estimated SSP of the right to use the licensed software is recognized at a point in time once control has been transferred and the customer has the ability to access the software. Stand-ready performance obligations related to Software Updates and call support are satisfied over time and revenue is recognized ratably over the term of the subscription.

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

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment. The following is a summary of our revenues by type for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Video products and solutions net revenues	$132,276	$114,787	$155,408
Audio products and solutions net revenues	72,831	94,674	127,702
Products and solutions net revenues	205,107	209,461	283,110
Subscription services	35,888	20,118	10,409
Support services	139,205	159,533	181,475
Professional services, training and other services	33,082	29,891	36,936
Services net revenues	208,175	209,542	228,820
Total net revenues (1)	$413,282	$419,003	$511,930

The following table sets forth our revenues by geographic region for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
United States	$150,877	$161,155	$186,658
Other Americas	27,494	27,031	38,824
Europe, Middle East and Africa	172,238	163,059	206,605
Asia-Pacific	62,673	67,758	79,843
Total net revenues (1)	$413,282	$419,003	$511,930
(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Other than the United States, no single country accounted for more than 10% of revenue for all periods presented.

Contract Asset

Contract asset activity for the year ended December 31, 2018 was as follows (in thousands):

December 31, 2018
Contract asset at January 1, 2018	$6,579
Revenue in excess of billings	34,504
Customer billings	(24,570)
Contract asset at December 31, 2018	$16,513

The increase in contract assets during the year ended December 31, 2018 is due to (i) continued growth in our subscription offerings and (ii) the timing of payments due under our enterprise network agreements which predominately are payable annually whereas performance obligations are fulfilled on a continuous basis.

Deferred Revenue

Deferred revenue activity for the year ended December 31, 2018 was as follows (in thousands):

December 31, 2018
Deferred revenue at January 1, 2018	$97,923
Billings deferred	80,979
Recognition of prior deferred revenue	(79,301)
Deferred revenue at December 31, 2018	$99,601

A summary of the performance obligations included in deferred revenue as of December 31, 2018 is as follows (in thousands):

December 31, 2018
Product	$6,138
Subscription	1,006
Support Contracts	69,384
Implied PCS	16,470
Professional services, training and other	6,603
Deferred revenue at December 31, 2018	$99,601

Remaining Performance Obligations

For transaction prices allocated to remaining performance obligations, we apply practical expedients and do not disclose quantitative or qualitative information for remaining performance obligations (i) that have original expected durations of one year or less and (ii) where we recognize revenue equal to what we have the right to invoice and that amount corresponds directly with the value to the customer of our performance to date.

We have remaining performance obligations of $16.5 million attributable to Implied PCS recorded in deferred revenue as of
December 31, 2018. We expect to recognize revenue for these remaining performance obligations of $6.8 million, $4.7 million, $2.8 million, $1.4 million and $0.8 million for the years ended December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

As of December 31, 2018, we had approximately $53.0 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been invoiced and are therefore not recorded as deferred revenue on our balance sheet. Unbilled remaining performance obligations represent obligations we have to deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our unbilled remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $53.0 million in installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments and changes in the expected timing of delivery.

P.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Term Loan, net of unamortized debt issuance costs of $2,613 at December 31, 2018 and $3,499 at December 31, 2017, respectively	$122,811	$102,751
Notes, net of unamortized original issue discount and debt issuance costs of $9,022 at December 31, 2018 and $17,026 at December 31, 2017, respectively	97,731	105,974
Other long-term debt	1,453	1,679
Total debt	221,995	210,404
Less: current portion	1,405	5,906
Total long-term debt	$220,590	$204,498

The following table summarizes the maturities of our borrowing obligations as of December 31, 2018 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2019	$1,275	$—	$130	$1,405
2020	2,231	106,753	139	109,123
2021	4,781	—	149	4,930
2022	6,375	—	160	6,535
2023	110,762	—	172	110,934
Thereafter	—	—	703	703
Total before unamortized discount	125,424	106,753	1,453	233,630
Less: unamortized discount and issuance costs	2,613	9,022	—	11,635
Less: current portion of long-term debt	1,275	—	130	1,405
Total long-term debt	$121,536	$97,731	$1,323	$220,590

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The net proceeds from the offering were $120.3 million after deducting the offering expenses.

The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. Additional interest may be payable upon the occurrence of certain events of default relating to our failure to deliver certain documents or reports to the Trustee, our failure to timely file any document or report required pursuant to Section 13 or 15(d) of the Exchange Act or if the Notes are not freely tradable as of one year after the last date of original issuance of the Notes. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. Prior to December 15, 2019, the Notes are convertible only in the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On or after December 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. We may not redeem the Notes prior to their maturity, which means that we are not required to redeem or retire the Notes periodically.

The Notes are senior unsecured obligations. Upon the occurrence of certain specified fundamental changes, the holders may require us to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

In accounting for the Notes at issuance, we allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, we recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was 7.66%. For the years ended December 31, 2018 and 2017, we recorded debt discount accretion of $6.4 million and $6.1 million, respectively, as interest expense in our statement of operations. Total interest expense for the years ended December 31, 2018 and 2017 was $8.8 million and $8.6 million, respectively, reflecting the coupon and accretion of the discount.

We incurred transaction costs of $4.7 million relating to the issuance of the Notes. We adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be classified as a reduction in the carrying value of the debt. In accounting for these costs, we allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $3.6 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method. The transaction costs allocated to the equity component of approximately $1.1 million were recorded as a decrease in additional paid-in capital.

During 2017, we purchased 2,000 of our 125,000 outstanding Notes and settled $2.0 million of the Notes for $1.7 million in cash. We recorded $2.0 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial loss on the extinguishment of debt.

During 2018, we purchased an additional 16,247 of our 123,000 outstanding Notes and settled another $16.2 million of the Notes for $14.7 million in cash. We recorded $16.2 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial gain on the extinguishment of debt.

On January 22, 2019, we purchased an additional 3,900 of our 106,753 outstanding Notes and settled another $3.9 million of the Notes for $3.6 million in cash.

Capped Call Transaction

In connection with the offering of the Notes, on June 9, 2015, we entered into a capped call derivative transaction with a third party (the “Capped Call”). The Capped Call is expected generally to reduce the potential dilution to the common stock and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price of the Capped Call. The Capped Call has a strike price of $21.94 and a cap price of $26.00 and is exercisable by us when and if the Notes are converted. If, upon conversion of the Notes, the price of our common stock is above the strike price of the Capped Call, the counterparty will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of the common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of common stock related to the portion of the Capped Call being exercised. The Capped Call expires on June 15, 2020. We paid $10.1 million for the Capped Call and recorded the payment as a decrease to additional paid-in capital.

In connection with the repurchase of 18,247 of the Notes in 2017 and 2018, we entered into Partial Unwind Agreements with the third party, as a result of which the number of options under the original Capped Call transaction was reduced from 125,000 to 106,753. We received an immaterial amount of cash from the third party in connection with such unwind agreements.

Term Loan and Credit Facilities

On February 26, 2016, we entered into a Financing Agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC, as collateral and administrative agent, and the lenders party thereto (the “Lenders”). The Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $100 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $5.0 million in borrowings outstanding at any time. We granted a security interest on substantially all of our assets to secure the obligations under the Credit Facility and the Term Loan. We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. The Term Loan also requires us to use 50% of excess cash, as defined in the Financing Agreement, to repay outstanding principal of the loans under the Financing Agreement. The Financing Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated.

On November 9, 2017, we entered into an amendment to the Financing Agreement. The amendment extended an additional $15.0 million term loan to us, thereby increasing the aggregate principal amount of the term loan to $115.0 million. The amendment also increased the amount of available revolving credit by $5.0 million to an aggregate amount of $10.0 million. The additional $15.0 million term loan must be repaid in quarterly principal payments of $0.2 million commencing in March 2018. The amendment also granted us the ability to use up to $15.0 million to purchase Notes and modified the definition of consolidated EBITDA used in the Leverage Ratio calculation to adjust for expected changes in deferred revenue due to the adoption of ASC 606.

On May 10, 2018, we entered into an amendment to the Financing Agreement that extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million to an aggregate amount of $22.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 are equal to $318,750, then from July 1, 2020 through June 30, 2021 are equal to $796,875, finally from July 1, 2021 through May 10, 2023 are equal to $1,593,750. Following the amendment effective date, interest accrues on outstanding borrowings under the Term Loan and Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. The amendment modified the covenant requiring us to maintain a Leverage Ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility, capitalized leases and non-cash collateralized letters of credit to (b) consolidated EBITDA) of no greater than 3.00:1.00 for the four quarters ended June 30, 2018 through December 31, 2018, 2.50:1.00 for the four quarters ending March 31, 2019 through December 31, 2019, 2.25:1.00 for the four quarters ending March 31, 2020 through March 31, 2021, 2.00:1.00 for the four quarters ending June 30, 2021 through December 31, 2022, respectively, and thereafter declining to 1.50:1.00.

The maximum available credit under the Credit Facility is $22.5 million. There were no amounts outstanding under the Credit Facility as of December 31, 2018. We were in compliance with the Financing Agreement covenants as of December 31, 2018. We recorded $10.8 million of interest expense on the Term Loan for the year ended December 31, 2018, of which $2.9 million related to the quarter ended December 31, 2018.

Q. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2018				2017
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues (1)	$112,684	$104,046	$98,615	$97,937	$107,258	$105,265	$102,373	$104,107
Cost of revenues	44,220	41,485	40,333	40,280	46,862	42,957	40,670	38,598
Amortization of intangible assets	1,950	1,950	1,950	1,950	1,950	1,950	1,950	1,950
Gross profit	66,514	60,611	56,332	55,707	58,446	60,358	59,753	63,559
Operating expenses:
Research and development	14,836	15,873	15,985	15,685	16,308	16,025	16,991	18,888
Marketing and selling	23,921	23,461	27,759	26,132	25,776	25,652	29,018	25,811
General and administrative	13,574	13,660	14,041	13,955	10,624	15,193	13,644	14,431
Amortization of intangible assets	361	363	363	363	362	362	363	363
Restructuring costs (recoveries), net	1,747	226	268	2,907	595	(582)	6,063	983
Total operating expenses	54,439	53,583	58,416	59,042	53,665	56,650	66,079	60,476
Operating income (loss)	12,075	7,028	(2,084)	(3,335)	4,781	3,708	(6,326)	3,083
Interest and other expense, net	(5,725)	(5,725)	(6,278)	(5,359)	(5,203)	(4,701)	(3,918)	(4,846)
Income (loss) before income taxes	6,350	1,303	(8,362)	(8,694)	(422)	(993)	(10,244)	(1,763)
Provision for (benefit from) income taxes	447	425	144	255	459	(1,065)	587	152
Net income (loss)	$5,903	$878	$(8,506)	$(8,949)	$(881)	$72	$(10,831)	$(1,915)

Net income (loss) per share – basic and diluted	$0.14	$0.02	$(0.20)	$(0.22)	$(0.02)	$0.00	$(0.26)	$(0.05)

Weighted-average common shares outstanding – basic	41,860	41,792	41,587	41,404	41,216	41,133	40,953	40,772
Weighted-average common shares outstanding – diluted	42,430	42,226	41,587	41,404	41,216	41,355	40,953	40,772

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of December 31, 2018, these disclosure controls and procedures were effective at a reasonable level of assurance.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2018. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was effective at December 31, 2018.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Avid Technology, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 14, 2019

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

The remainder of the response to this item will be contained in our Proxy Statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item will be contained in our 2019 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2019 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2019 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2019 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Reports of Independent Registered Public Accounting Firms
-  Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
-  Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016
-  Consolidated Balance Sheets as of December 31, 2018 and 2017
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018, 2017 and 2016
-  Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
-  Notes to Consolidated Financial Statements

(a) 3.
LISTING OF EXHIBITS.  The list of exhibits, which are filed or furnished with this report or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
4.3	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
10.1	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.2	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.3	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.4	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.5	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	September 12, 2014	001-36254
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.12	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.13	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.14	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254

#10.15	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.16	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.17	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.18	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.19	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.20	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.21	2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.22	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.23	Form of NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.24	Form of ISO/NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.25	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield	8-K/A	February 12, 2013	000-21174
#10.26	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton	10-Q	September 12, 2014	001-36254
#10.27	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	10-K	March 14, 2011	000-21174
#10.28	Form of Executive Officer Employment Letter as of January 1, 2012	10-K	February 29, 2012	000-21174
#10.29	Summary of 2013 Annual Executive Incentive Program	10-K	September 12, 2014	001-36254
#10.30	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.	8-K/A	February 12, 2013	000-21174
#10.31	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick	10-Q	September 12, 2014	001-36254
#10.32	2013 Remediation Bonus Plan	8-K	July 25, 2013	000-21174
#10.33	Summary of 2014 Annual Executive Incentive Program	10-Q	September 23, 2014	001-36254
10.34	Agreement and Plan of Merger, dated as of April 12, 2015, by and among Orad Hi-Tech Solutions	8-K	April 13, 2015	001-36254
10.35	Form of Voting and Support Agreement between Avid Technology, Inc. and certain shareholders of Orad Hi-Tech Solutions Ltd.	8-K	April 13, 2015	001-36254

#10.36	Summary of Avid Technology, Inc.’s 2015 Executive Bonus Plan		10-Q	May 8, 2015	001-36254
10.37	Indenture, dated as of June 15, 2015, between Avid Technology, Inc. and Wells Fargo Bank, National Association (including the form of 2.00% Convertible Senior Notes due 2020)		8-K/A	June 16, 2015	001-36254
10.38
Base capped call transaction confirmation, dated as of June 9, 2015, by and between Jefferies International Limited and Avid Technology, Inc., in reference to the 2.00% Convertible Senior Notes due 2020
			8-K/A	June 16, 2015	001-36254
#10.39	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended July 2015		10-Q	November 6, 2015	001-36254
10.40	Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		10-K	March 15, 2016	001-36254
10.41	Amendment No. 1 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		8-K	March 20, 2017	001-36254
10.42	Standstill Agreement, dated February 16, 2018, among Avid Technology, Inc., and Cove Street Capital, LLC		8-K	February 21, 2018	001-36254
10.43	Amendment No. 2 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lenders named therein		10-K	March 16, 2018	001-36254
10.44	Amendment No. 3 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lender named therein		10-K	March 16, 2018	001-36254
10.45	Amendment No. 4 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc., the Lender named therein		8-K	May 15, 2018	001-36254
10.46
Amendment No. 1 to Network Drive at Northwest Park Office Lease, dated as of December 3, 2018 between Avid Technology Inc. and Network Drive Owner LLC (for premises at 75 Network Drive, Burlington, Massachusetts)
			8-K	December 7, 2018	001-36254
10.47
Amendment No. 1 to Network Drive at Northwest Park Office Lease, dated as of December 3, 2018 between Avid Technology Inc. and Network Drive Owner LLC (for premises at 65 Network Drive, Burlington, Massachusetts)
			8-K	December 7, 2018	001-36254
21	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jeff Rosica
Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeff Rosica	By:	/s/ Kenneth Gayron	By:	/s/ Ryan H. Murray
	Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)		Kenneth Gayron Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance, Chief Accounting Officer and Corporate Treasurer (Principal Accounting Officer)

Date:	March 14, 2019	Date:	March 14, 2019	Date:	March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Peter Westley
Peter Westley	Chairman of the Board of Directors	March 14, 2019

/s/ Jeff Rosica
Jeff Rosica	President and Chief Executive Officer	March 14, 2019

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 14, 2019

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 14, 2019

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 14, 2019

/s/ John P. Wallace
John P. Wallace	Director	March 14, 2019

/s/ John H. Park
John H. Park	Director	March 14, 2019

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	March 14, 2019

/s/ Daniel B. Silvers
Daniel B. Silvers	Director	March 14, 2019