Form 10-Q
period 2019-03-31
AVID TECHNOLOGY, INC.
filed 2019-05-06
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class			Trading Symbol	Name of each exchange on which registered
Common Stock,	$.01	par value	AVID	Nasdaq Global Select Market
The number of shares outstanding of the registrant’s Common Stock, as of May 1, 2019, was 42,415,714.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	our ability to refinance our convertible notes due 2020 through our pending tender offer or other means;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•
worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements, and the effects of such actions on our supply chain, results of operations and financial condition.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Products	$54,396	$46,410
Services	48,923	51,527
Total net revenues	103,319	97,937

Cost of revenues:
Products	27,600	26,295
Services	12,487	13,985
Amortization of intangible assets	1,950	1,950
Total cost of revenues	42,037	42,230
Gross profit	61,282	55,707

Operating expenses:
Research and development	16,285	15,685
Marketing and selling	24,878	26,132
General and administrative	13,788	13,955
Amortization of intangible assets	363	363
Restructuring costs, net	558	2,907
Total operating expenses	55,872	59,042

Operating income (loss)	5,410	(3,335)

Interest and other expense, net	(5,185)	(5,359)
Income (loss) before income taxes	225	(8,694)
Provision for income taxes	438	255
Net loss	$(213)	$(8,949)

Net loss per common share – basic and diluted	$(0.01)	$(0.22)

Weighted-average common shares outstanding – basic and diluted	42,046	41,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(213)	$(8,949)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(548)	1,148

Comprehensive loss	$(761)	$(7,801)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$55,326	$56,103
Restricted cash	9,020	8,500
Accounts receivable, net of allowances of $1,339 and $1,339 at March 31, 2019 and December 31, 2018, respectively.	61,318	67,754
Inventories	34,328	32,956
Prepaid expenses	11,985	8,853
Contract assets	18,677	16,513
Other current assets	6,685	5,917
Total current assets	197,339	196,596
Property and equipment, net	20,918	21,582
Intangible assets, net	2,120	4,432
Goodwill	32,643	32,643
Right of use assets	36,031	—
Long-term deferred tax assets, net	1,163	1,158
Other long-term assets	9,456	9,432
Total assets	$299,670	$265,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,438	$39,239
Accrued compensation and benefits	24,727	21,967
Accrued expenses and other current liabilities	41,402	37,547
Income taxes payable	2,088	1,853
Short-term debt	1,405	1,405
Deferred revenue	87,927	85,662
Total current liabilities	195,987	187,673
Long-term debt	218,201	220,590
Long-term deferred revenue	13,361	13,939
Long-term lease liabilities	33,817	—
Other long-term liabilities	5,391	10,302
Total liabilities	466,757	432,504

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,024,028	1,028,924
Accumulated deficit	(1,187,223)	(1,187,010)
Treasury stock at cost	—	(5,231)
Accumulated other comprehensive loss	(4,315)	(3,767)
Total stockholders’ deficit	(167,087)	(166,661)
Total liabilities and stockholders’ deficit	$299,670	$265,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans		391		(6,612)		5,231		(1,381)

Stock-based compensation				1,738				1,738

Net loss					(213)			(213)

Other comprehensive loss							(548)	(548)

Partial retirement of convertible senior notes conversion feature				(23)				(23)

Partial unwind capped call cash receipt				1				1

Balances at March 31, 2019	42,339	—	423	1,024,028	(1,187,223)	—	(4,315)	(167,087)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2018	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

Cumulative-effect adjustment due to adoption of ASC Topic 606					104,550			104,550

Stock issued pursuant to employee stock plans		127		(3,649)		3,158		(491)

Stock-based compensation				703				703

Net loss					(8,949)			(8,949)

Other comprehensive loss							1,148	1,148

Partial retirement of convertible senior notes conversion feature				(22)				(22)

Partial unwind capped call cash receipt				2				2

Balances at March 31, 2018	42,339	(856)	423	1,032,842	(1,189,102)	(14,514)	(1,278)	(171,629)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(213)	$(8,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,740	5,674
(Recovery from) provision for doubtful accounts	(9)	57
Stock-based compensation expense	1,738	703
Non-cash interest expense	3,359	3,546
Unrealized foreign currency transaction (gains) losses	(586)	1,323
Benefit from deferred taxes	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	6,444	8,596
Inventories	(1,372)	(482)
Prepaid expenses and other assets	(3,861)	(396)
Accounts payable	(810)	(2,112)
Accrued expenses, compensation and benefits and other liabilities	(2,837)	(1,355)
Income taxes payable	261	190
Deferred revenue and contract assets	(477)	(1,423)
Net cash provided by operating activities	6,376	5,370

Cash flows from investing activities:
Purchases of property and equipment	(1,767)	(2,080)
Increase in other long-term assets	—	(8)
Net cash used in investing activities	(1,767)	(2,088)

Cash flows from financing activities:
Repayment of debt	(3,928)	(3,212)
Proceeds from the issuance of common stock under employee stock plans	309	6
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,690)	(497)
Partial retirement of the Notes conversion feature and capped call option unwind	(22)	(20)
Net cash used in financing activities	(5,331)	(3,723)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	15
Net decrease in cash, cash equivalents and restricted cash	(777)	(426)
Cash, cash equivalents and restricted cash at beginning of period	68,094	60,433
Cash, cash equivalents and restricted cash at end of period	$67,317	$60,007
Supplemental information:
Cash and cash equivalents	$55,326	$48,016
Restricted cash	9,020	8,500
Restricted cash included in other long-term assets	2,971	3,491
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$67,317	$60,007

Cash paid (refunded) for income taxes	$203	$(2,469)
Cash paid for interest	$2,041	$1,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ deficit and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Subsequent Events

On April 8, 2019, we entered into an amendment to our existing agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC, as collateral and administrative agent, and the lenders party thereto. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100 million (the “Delayed Draw Funds”), which may be used to fund the purchase of our 2.00% Senior Convertible Notes due 2020 (the “Notes”). On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. The Delayed Draw Funds will remain available to us to purchase Notes for a period of 90 calendar days. At the end of such 90-day period, any remaining Delayed Draw Funds that have not been used to purchase Notes must be repaid and no further funds will be available to borrow under the commitment. Any Delayed Draw Funds drawn and used to fund the purchase of the Notes will mature on May 10, 2023, the current maturity date under the Financing Agreement. Under the terms of the amendment, interest accrues on the Delay Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option.

For a more detailed description of the amendment, see our Form 8-K filed with the Securities and Exchange Commission on April 11, 2019.

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

See Note 10 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). We elected the package of practical expedients permitted under the transition guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous U.S. GAAP. The primary impact of ASC 842 is that substantially all of our leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard does not have a material impact on our consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019 is immaterial.

A summary of the changes to balance sheet line items that resulted from the adoption of ASC 842 as of January 1, 2019 is as follows (in thousands):

	As of January 1, 2019
	As Previously Reported	Impact of Adoption of Topic 842	As Adjusted
Assets:
Property and equipment, net	$21,582	$256	$21,838
Right of use assets	$—	$37,749	$37,749

Liabilities:
Accrued expenses and other current liabilities	$37,547	$6,957	$44,504
Long-term lease liabilities	—	35,694	35,694
Other long-term liabilities	$10,302	$(4,646)	$5,656

In accordance with guidance provided by the SEC staff, as of March 31, 2019, we began complying with expanded disclosure requirements under applicable SEC rules regarding the analysis of changes in stockholders' equity for interim financial statements.

2.	NET INCOME PER SHARE

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

When there is a loss from continuing operations, potential common shares should not be included in the computation of Diluted EPS because the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. Therefore, all outstanding stock options and restricted stock units at March 31, 2019 and 2018 are anti-dilutive and not included in the EPS calculation. The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Options	772	2,262
Non-vested restricted stock units	2,881	3,172
Anti-dilutive potential common shares	3,653	5,434

We issued the Notes on June 15, 2015. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction, or Capped Call, with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock price as of March 31, 2019 and 2018 was less than the conversion price of $21.94 per share, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2019 and December 31, 2018, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,430	$312	$1,118	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,372	$386	$986	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of March 31, 2019, the net carrying amount of the Notes was $95.6 million, and the fair value of the Notes was approximately $96.7 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$11,253	$10,520
Work in process	486	527
Finished goods	22,589	21,909
Total	$34,328	$32,956

As of March 31, 2019 and December 31, 2018, finished goods inventory included $2.0 million and $2.1 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,212	$(56,424)	$1,788	$58,246	$(54,508)	$3,738
Customer relationships	54,947	(54,615)	332	54,986	(54,292)	694
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,416	$(117,296)	$2,120	$119,489	$(115,057)	$4,432
Amortization expense related to intangible assets in the aggregate was $2.3 million for the three months ended March 31, 2019 and 2018. We expect amortization of intangible assets to be $2.1 million for the remainder of 2019.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of March 31, 2019 and December 31, 2018.

6.    LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of March 31, 2019. Our leases have remaining terms of one year to ten years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in the caption “Right of use assets”,

“Accrued expenses and other current liabilities”, and “Long-term lease liabilities” on our condensed consolidated balance sheets as of March 31, 2019.

The weighted-average remaining lease term of our operating leases is 7.1 years as of March 31, 2019. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $2.5 million and related cash payments were $2.4 million for the three months ended March 31, 2019. Lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments were included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs, variable lease costs and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding three months ended March 31, 2019)	$7,301
2020	8,877
2021	6,298
2022	5,533
2023	4,309
Thereafter	19,034
Total future minimum lease payments	$51,352
Less effects of discounting	(10,083)
Total lease liabilities	$41,269

Reported as of March 31, 2019
Accrued expenses and other current liabilities	$7,452
Long-term lease liabilities	33,817
Total lease liabilities	$41,269

The future minimum lease commitments under non-cancelable leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$11,225
2020	9,784
2021	6,850
2022	5,982
2023	4,754
Thereafter	20,040
Total	$58,635

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred rent	$—	$5,122
Accrued restructuring	159	188
Deferred compensation	4,839	4,992
Other	393	—
Total	$5,391	$10,302

As disclosed in Note 1, $5.1 million of deferred rent liabilities was reclassified upon the adoption of ASC 842 on January 1, 2019 as we recorded our leases in the caption “Right of use assets”, “Accrued expenses and other current liabilities”, and “Long-term lease liabilities” on our condensed consolidated balance sheets as of March 31, 2019.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three years of the agreement. We have purchased $6.1 million of products and services pursuant to this agreement as of March 31, 2019.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2019, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

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

We issued a letter of credit totaling $8.5 million to one of our sole-source suppliers in February 2018. The supplier is eligible to draw on the letter of credit in the event that we are insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit has been extended through February 2020 and may automatically renew based on the terms of the underlying agreement.

Virtually all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of March 31, 2019.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former employee’s employment agreement. On April 16, 2019 we received an additional notice again alleging we breached the former employee’s employment agreement. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At March 31, 2019 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Accrual balance at beginning of year	$1,706	$2,545
Accruals for product warranties	227	505
Costs of warranty claims	(338)	(568)
Accrual balance at end of period	$1,595	$2,482

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

9.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs.

During the three months ended March 31, 2019, we recorded restructuring charges of $0.6 million related to employee severance cost adjustments.

During the three months ended March 31, 2018, we recorded restructuring charges of $2.9 million, of which $2.7 million related to facility restructuring cost adjustments and $0.2 million related to employee severance cost adjustments.
Restructuring Summary

The following table sets forth restructuring expenses recognized for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee	$535	$168
Facility	5	2,690
Total facility and employee charges	540	2,858
Other	18	49
Total restructuring charges, net	$558	$2,907

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2019 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2018	$2,541	$318	$2,859
Restructuring charges and revisions	535	5	540
Accretion	—	4	4
Cash payments	(1,398)	(39)	(1,437)
Foreign exchange impact on ending balance	(12)	1	(11)
Accrual balance as of March 31, 2019	$1,666	$289	$1,955
Less: current portion	1,666	130	1,796
Long-term accrual balance as of March 31, 2019	$—	$159	$159

The employee restructuring accrual at March 31, 2019 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of March 31, 2019.

The facility restructuring accrual at March 31, 2019 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $0.1 million is included in the caption “accrued expenses and other current liabilities” and $0.2 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of March 31, 2019.

10.	REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment. The following table is a summary of our revenues by type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Products and solutions net revenues	54,396	46,410
Subscription services	9,282	8,465
Support services	32,019	33,760
Professional services, training and other services	7,622	9,302
Total net revenues	$103,319	$97,937

The following table sets forth our revenues by geographic region for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$39,479	$37,548
Other Americas	6,801	6,386
Europe, Middle East and Africa	37,153	40,763
Asia-Pacific	19,886	13,240
Total net revenues	$103,319	$97,937

Contract Asset

Contract asset activity for the three months ended March 31, 2019 was as follows (in thousands):

March 31, 2019
Contract asset at January 1, 2019	$16,513
Revenue in excess of billings	7,086
Customer billings	(4,922)
Contract asset at March 31, 2019	$18,677
Less: long-term portion (recorded in other long-term assets)	—
Contract asset, current portion	$18,677

Deferred Revenue

Deferred revenue activity for the three months ended March 31, 2019 was as follows (in thousands):

March 31, 2019
Deferred revenue at January 1, 2019	$99,601
Billings deferred	30,369
Recognition of prior deferred revenue	(28,682)
Deferred revenue at March 31, 2019	$101,288

A summary of the significant performance obligations included in deferred revenue as of March 31, 2019 is as follows (in thousands):

March 31, 2019
Product	$8,470
Subscription	993
Support Contracts	74,464
Implied PCS	15,237
Professional services, training and other	2,124
Deferred revenue at March 31, 2019	$101,288

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $15.2 million attributable to Implied PCS recorded in deferred revenue as of March 31, 2019. We expect to recognize revenue for these remaining performance obligations of $5.0 million for the remainder of 2019 and $4.8 million, $2.9 million, $1.5 million and $1.0 million for the years ended December 31, 2020, 2021, 2022, and 2023, respectively.

As of March 31, 2019, we had approximately $57.6 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $55.3 million of these performance obligations were unbilled as of March 31, 2019. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $57.6 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments and changes in the expected timing of delivery.

11.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan, net of unamortized debt issuance costs of $2,465 at March 31, 2019 and $2,613 at December 31, 2018	$122,641	$122,811
Notes, net of unamortized original issue discount and debt issuance costs of $7,283 at March 31, 2019 and $9,022 at December 31, 2018, respectively	95,570	97,731
Other long-term debt	1,395	1,453
Total debt	219,606	221,995
Less: current portion	1,405	1,405
Total long-term debt	$218,201	$220,590

The following table summarizes the maturities of our borrowing obligations as of March 31, 2019 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2019	$956	$—	$97	$1,053
2020	2,231	102,853	137	105,221
2021	4,781	—	147	4,928
2022	6,375	—	157	6,532
2023	110,763	—	168	110,931
Thereafter	—	—	689	689
Total before unamortized discount	125,106	102,853	1,395	229,354
Less: unamortized discount and issuance costs	2,465	7,283	—	9,748
Less: current portion of long-term debt	1,275	—	130	1,405
Total long-term debt	$121,366	$95,570	$1,265	$218,201

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Total interest expense for the three months ended March 31, 2019 and 2018 was $1.9 million and $2.2 million, respectively, reflecting the coupon and accretion of the discount.

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

On January 22, 2019, we purchased an additional 3,900 of our 106,753 outstanding Notes and settled another $3.9 million of the Notes for $3.6 million in cash. We recorded $3.9 million extinguishment of debt, an immaterial amount of equity reacquisition, and an immaterial gain on the extinguishment of debt.

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

On November 9, 2017, we entered into an amendment and borrowed an additional $15.0 million term loan and increased the amount available under the Credit Facility by $5.0 million.

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million, for an aggregate amount available of $22.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 will be $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750.

There were no amounts outstanding under the Credit Facility as of March 31, 2019. We were in compliance with the Financing Agreement covenants as of March 31, 2019. We recorded $2.9 million and $2.3 million of interest expenses on the Term Loan for the three months ended March 31, 2019 and 2018, respectively.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100 million (the “Delayed Draw Funds”), which may be used to fund the purchase of our Notes. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. The Delayed Draw Funds will remain available to us to purchase Notes for a period of 90 calendar days. At the end of such 90-day period, any remaining Delayed Draw Funds that have not been used to purchase Notes must be repaid and no further funds will be available to borrow under the commitment. Any Delayed Draw Funds drawn and used to fund the purchase of the Notes will mature on May 10, 2023, the current maturity date under the Financing Agreement. Under the terms of the amendment, interest accrues on the Delay Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. The amendment also modified the covenant that requires us to maintain a leverage ratio based on the level of availability plus unrestricted cash on-hand. For a more detailed description of the amendment, see our Form 8-K filed with the Securities and Exchange Commission on April 11, 2019.

12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the three months ended March 31, 2019 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	891,892	—	891,892	$8.46
Granted	—	—	—	$—
Exercised	(41,250)	—	(41,250)	$7.34
Forfeited or canceled	(78,804)	—	(78,804)	$10.82
Options outstanding at March 31, 2019	771,838	—	771,838	$8.28	1.52	$18
Options vested at March 31, 2019 or expected to vest			771,838	$8.28	1.52	$18
Options exercisable at March 31, 2019			771,838	$8.28	1.52	$18

Information with respect to our non-vested restricted stock units for the three months ended March 31, 2019 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2019	1,978,676	966,143	2,944,819	$4.91
Granted	434,147	411,043	845,190	$6.54
Vested	(221,555)	(467,923)	(689,478)	$4.99
Forfeited	(79,639)	(139,414)	(219,053)	$4.67
Non-vested at March 31, 2019	2,111,629	769,849	2,881,478	$5.39	1.25	$21,438
Expected to vest			2,682,950	$5.52	1.25	$19,961

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of products revenues	$51	$19
Cost of services revenues	18	34
Research and development expenses	195	152
Marketing and selling expenses	294	360
General and administrative expenses	1,180	138
	$1,738	$703

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A key element of our strategy is our transition to a recurring revenue-based model, through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014, and had approximately 137,000 paying subscribers at the end of the first quarter of 2019. These licensing options offer choices in pricing and deployment to suit our customers’ needs. While our subscription offerings to date have primarily been sold to creative professionals, going forward, we expect to increase subscription sales to media enterprises as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time. We believe our strategy to increase recurring revenue will continue to increase our visibility of revenue and cash flows in future periods.

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

A summary of our revenue sources for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Software licenses	$17,412	$17,147
Maintenance	32,019	33,771
Software licenses and maintenance	49,431	50,918
% of total revenue	48%	52%
Integrated solutions	46,265	37,717
Professional services & training	7,623	9,302
Total revenue	$103,319	$97,937

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges; discount rates used for lease liabilities, stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2018 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical.

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

See Note 10 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

Leases

We have operating leases for facilities and certain equipment in North America, Europe and Asia. Our operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. An average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, was used for our leases that commenced prior to that date. We determined that the rate of 6% is appropriate for our operating leases after we considered an estimated incremental borrowing rate provided by our bank, the interest rate of our Term Loan, and the terms and geographic locations of our facilities. For the $38.0 million we recorded as the net lease liabilities as of January 1, 2019 that was calculated using a 6% discount rate, an increase or decrease in the discount rate of 2% would have an impact of approximately $3.0 million on the net lease liabilities recorded. See Note 6 for further discussion on our leases.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net revenues:
Product	52.6%	47.4%
Services	47.4%	52.6%
Total net revenues	100.0%	100.0%
Cost of revenues	40.7%	43.1%
Gross margin	59.3%	56.9%
Operating expenses:
Research and development	15.8%	16.0%
Marketing and selling	24.1%	26.7%
General and administrative	13.3%	14.2%
Amortization of intangible assets	0.4%	0.4%
Restructuring costs, net	0.5%	3.0%
Total operating expenses	54.1%	60.3%
Operating income (loss)	5.2%	(3.4)%
Interest and other expense, net	(5.0)%	(5.5)%
Income (loss) before income taxes	0.2%	(8.9)%
Provision for income taxes	0.4%	0.3%
Net loss	(0.2)%	(9.2)%

Net Revenues

Our net revenues are derived mainly from sales of products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict.  In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Revenues for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Products and solutions	54,396	7,986	17.2%	46,410
Services	48,923	(2,604)	(5.1)%	51,527
Total net revenues	$103,319	$5,382	5.5%	$97,937

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
United States	38%	38%
Other Americas	7%	6%
Europe, Middle East and Africa	36%	42%
Asia-Pacific	19%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles and live-sound systems. Products and solutions revenues increased $8.0 million, or 17.2%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to strong growth in our storage product sales, control surfaces and live-sound consoles sales.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $2.6 million, or 5.1%, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to the timing of large projects and efforts to rationalize profitability of professional services by taking on less low margin projects during the three months ended March 31, 2019, compared to the same period in 2018.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$27,600	$1,305	5.0%	$26,295
Services	12,487	(1,498)	(10.7)%	13,985
Amortization of intangible assets	1,950	—	—%	1,950
Total cost of revenues	$42,037	$(193)	(0.5)%	$42,230

Gross profit	$61,282	$5,575	10.0%	$55,707

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our gross margin percentage for the three months ended March 31, 2019 increased to 59.3% from 56.9% for the same period in 2018. The increase was primarily due to a favorable mix of high margin product revenues, increased products and solutions revenue and cost savings from our programs to increase operational efficiencies.

Gross Margin % for the Three Months Ended March 31, 2019 and 2018
	2019 Gross Margin %	Change	2018 Gross Margin %
Products	49.3%	6.0%	43.3%
Services	74.5%	1.6%	72.9%
Total	59.3%	2.4%	56.9%

Operating Expenses and Operating Income

Operating Expenses and Operating Income (Loss) for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development	$16,285	$600	3.8%	$15,685
Marketing and selling	24,878	(1,254)	(4.8)%	26,132
General and administrative	13,788	(167)	(1.2)%	13,955
Amortization of intangible assets	363	—	—%	363
Restructuring costs, net	558	(2,349)	(80.8)%	2,907
Total operating expenses	$55,872	$(3,170)	(5.4)%	$59,042

Operating income (loss)	$5,410	$8,745	(262.2)%	$(3,335)

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses increased $0.6 million, or 3.8%, for the three months ended March 31, 2019, compared to the same period in 2018. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$1,875	21.5%
Consulting and outside services	(518)	(20.7)%
Facilities and information technology	(338)	(9.8)%
Other	(419)	(40.6)%
Total R&D expenses increase	$600	3.8%

The increase in personnel-related expenses for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the capitalization of certain R&D labor costs for the three months ended March 31, 2018. The capitalized R&D labor costs were related to our SaaS product platform development, and were not material for the three months ended March 31, 2019 as the new projects were in an early stage. We expect to capitalize certain R&D labor costs in the remaining quarters of 2019 as the SaaS product platform development work continues. The decreases in other R&D expense categories for the three months ended March 31, 2019, compared to the same period in 2018, were primarily the result of our programs to increase operational efficiencies and reduce costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $1.3 million, or 4.8%, for the three months ended March 31, 2019, compared to the same period in 2018. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019 Decrease From 2018
	$	%
Foreign exchange loss	$(459)	(96.9)%
Advertising and promotions	(308)	(11.1)%
Consulting and outside services	(276)	(36.0)%
Facilities and information technology	(211)	(1.0)%
Total marketing and selling expenses decrease	$(1,254)	(4.8)%

For the three months ended March 31, 2019, net foreign exchange gains and losses, which are included in marketing and selling expenses, were minimal, compared to the net loss of $0.5 million for the same period in 2018. The foreign exchange gains and losses result from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The changes were primarily due to the euro-dollar exchange rate volatility. The decreases in other marketing and selling expense categories for the three months ended March 31, 2019, compared to the same period in 2018, were primarily the result of our programs to increase operational efficiencies and reduce costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $0.2 million, or 1.2%, for the three months ended March 31, 2019, compared to the same period in 2018. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$1,213	23.6%
Consulting and outside services	(1,025)	(19.4)%
Other	(355)	(10.0)%
Total G&A expenses decrease	$(167)	(1.2)%

The increase in personnel-related expenses for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to increases in stock-based compensation and the incentive-based compensation accrual. The decrease in consulting and outside services for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to lower legal expenses.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
		$	%
Provision for income taxes	$438	$183	71.8%	$255

We had a tax provision of 194.7% and (2.9)%, respectively, as a percentage of income and loss before tax for the three months ended March 31, 2019 and 2018. The tax provision increase for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to the increase in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $55.3 million as of March 31, 2019. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100 million, which may be used to fund the purchase of our Notes. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. The Delayed Draw Funds will remain available to us to purchase Notes for a period of 90 calendar days. At the end of such 90-day period, any remaining Delayed Draw Funds that have not been used to purchase Notes must be repaid and no further funds will be available to borrow under the commitment. Any Delayed Draw Funds drawn and used to fund the purchase of the Notes will mature on May 10, 2023, the current maturity date under the Financing Agreement. Under the terms of the amendment, interest accrues on the Delayed Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate plus 6.25% or a Reference Rate plus 5.25%, at our option. The amendment also modified the covenant requiring us to maintain a leverage ratio based on the level of availability plus unrestricted cash on-hand set forth in the amendment

Our ability to satisfy the leverage ratio covenant in the future is dependent on our ability to maintain revenues at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in revenues resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, and (iv) volatility in currency rates.

In the event revenues in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$6,376	$5,370
Net cash used in investing activities	(1,767)	(2,088)
Net cash used in financing activities	(5,331)	(3,723)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(55)	15
Net decrease in cash, cash equivalents and restricted cash	$(777)	$(426)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $6.4 million for the three months ended March 31, 2019. The increase in cash provided by operations compared to the three months ended March 31, 2018 was primarily due to increased revenues and our programs to increase operational efficiencies and reduce costs, the impact of which was partially offset by an increase in working capital requirements.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, net cash flows used in investing activities reflected $1.8 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, net cash flows used in financing activities were primarily for the repurchase of our outstanding Notes.

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

During the three months ended March 31, 2019 and 2018, we recorded an immaterial net gain and a net loss of $0.5 million, respectively. The foreign exchange gains and losses were resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2019, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. Following the amendment effective May 10, 2018, interest accrues on outstanding borrowings under the Term Loan and the Credit Facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.625% or a Reference Rate (as defined in the Financing Agreement) plus 5.625%, at our option. Under the terms of the amendment effective April 8, 2019, interest accrues on outstanding borrowings under the Term Loan and the Credit facility (each as defined in the Financing Agreement) at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture.
We purchased $2.0 million and of our Notes during 2017, $16.2 million during 2018, and an additional $3.9 million on January 22, 2019.  The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of March 31, 2019, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 8 “Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

ITEM 6.	EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Amendment No. 5 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc. and the Lenders named therein.		8-K	April 11, 2019	001-36254
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 6, 2019	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer