Form 10-Q
period 2019-06-30
AVID TECHNOLOGY, INC.
filed 2019-08-06
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 1, 2019, was 42,955,911.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses;

•	our anticipated benefits and synergies from, and the anticipated financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	our ability to repay our remaining outstanding convertible notes when they come due in June 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Products	$50,326	$46,379	$104,722	$92,789
Services	48,375	52,236	97,298	103,763
Total net revenues	98,701	98,615	202,020	196,552

Cost of revenues:
Products	28,058	26,347	55,658	52,642
Services	12,195	13,986	24,682	27,971
Amortization of intangible assets	1,788	1,950	3,738	3,900
Total cost of revenues	42,041	42,283	84,078	84,513
Gross profit	56,660	56,332	117,942	112,039

Operating expenses:
Research and development	15,180	15,985	31,465	31,670
Marketing and selling	26,129	27,759	51,007	53,891
General and administrative	12,721	14,041	26,509	27,996
Amortization of intangible assets	332	363	695	726
Restructuring costs, net	(269)	268	289	3,175
Total operating expenses	54,093	58,416	109,965	117,458

Operating income (loss)	2,567	(2,084)	7,977	(5,419)

Interest and other expense, net	(13,290)	(6,278)	(18,475)	(11,637)
Loss before income taxes	(10,723)	(8,362)	(10,498)	(17,056)
Provision for income taxes	—	144	438	399
Net loss	$(10,723)	$(8,506)	$(10,936)	$(17,455)

Net loss per common share – basic and diluted	$(0.25)	$(0.20)	$(0.26)	$(0.42)

Weighted-average common shares outstanding – basic and diluted	42,560	41,587	42,305	41,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(10,723)	$(8,506)	$(10,936)	$(17,455)

Other comprehensive income (loss):
Foreign currency translation adjustments	710	(2,204)	162	(1,056)

Comprehensive loss	$(10,013)	$(10,710)	$(10,774)	$(18,511)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50,955	$56,103
Restricted cash	9,020	8,500
Accounts receivable, net of allowances of $788 and $1,339 at June 30, 2019 and December 31, 2018, respectively.	58,634	67,754
Inventories	34,105	32,956
Prepaid expenses	10,080	8,853
Contract assets	18,478	16,513
Other current assets	5,466	5,917
Total current assets	186,738	196,596
Property and equipment, net	20,132	21,582
Intangible assets, net	—	4,432
Goodwill	32,643	32,643
Right of use assets	33,324	—
Long-term deferred tax assets, net	1,122	1,158
Other long-term assets	8,142	9,432
Total assets	$282,101	$265,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,083	$39,239
Accrued compensation and benefits	17,054	21,967
Accrued expenses and other current liabilities	40,899	37,547
Income taxes payable	1,791	1,853
Short-term debt	28,871	1,405
Deferred revenue	79,214	85,662
Total current liabilities	206,912	187,673
Long-term debt	200,227	220,590
Long-term deferred revenue	14,302	13,939
Long-term lease liabilities	31,216	—
Other long-term liabilities	5,267	10,302
Total liabilities	457,924	432,504

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock	427	423
Additional paid-in capital	1,025,301	1,028,924
Accumulated deficit	(1,197,946)	(1,187,010)
Treasury stock at cost	—	(5,231)
Accumulated other comprehensive loss	(3,605)	(3,767)
Total stockholders’ deficit	(175,823)	(166,661)
Total liabilities and stockholders’ deficit	$282,101	$265,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans		391		(6,612)		5,231		(1,381)

Stock-based compensation				1,738				1,738

Net loss					(213)			(213)

Other comprehensive loss							(548)	(548)

Partial retirement of convertible senior notes conversion feature				(23)				(23)

Partial unwind capped call cash receipt				1				1

Balances at March 31, 2019	42,339	—	423	1,024,028	(1,187,223)	—	(4,315)	(167,087)

Stock issued pursuant to employee stock plans	381		4	(204)				(200)

Stock-based compensation				2,005				2,005

Net loss					(10,723)			(10,723)

Other comprehensive loss							710	710

Partial retirement of convertible senior notes conversion feature				(554)				(554)

Partial unwind capped call cash receipt				26				26

Balances at June 30, 2019	42,720	—	427	1,025,301	(1,197,946)	—	(3,605)	(175,823)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2018	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

Cumulative-effect adjustment due to adoption of ASC Topic 606					104,550			104,550

Stock issued pursuant to employee stock plans		127		(3,649)		3,158		(491)

Stock-based compensation				703				703

Net loss					(8,949)			(8,949)

Other comprehensive loss							1,148	1,148

Partial retirement of convertible senior notes conversion feature				(22)				(22)

Partial unwind capped call cash receipt				2				2

Balances at March 31, 2018	42,339	(856)	423	1,032,842	(1,189,102)	(14,514)	(1,278)	(171,629)

Cumulative-effect adjustment due to adoption of ASC Topic 606					3,817			3,817

Stock issued pursuant to employee stock plans		239		(6,060)		6,156		96

Stock-based compensation				1,552				1,552

Net loss					(8,506)			(8,506)

Other comprehensive loss							(2,204)	(2,204)

Balances at June 30, 2018	42,339	(617)	423	1,028,334	(1,193,791)	(8,358)	(3,482)	(176,874)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,936)	$(17,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,424	10,899
Recovery from doubtful accounts	(48)	(43)
Stock-based compensation expense	3,743	2,255
Non-cash provision for restructuring	—	934
Non-cash interest expense	5,966	6,149
Loss on extinguishment of debt	2,878	—
Unrealized foreign currency transaction losses (gains)	105	(921)
Provision for deferred taxes	43	5
Changes in operating assets and liabilities:
Accounts receivable	9,168	13,525
Inventories	(1,149)	653
Prepaid expenses and other assets	(1,095)	2,454
Accounts payable	(167)	3,426
Accrued expenses, compensation and benefits and other liabilities	(6,106)	(12,275)
Income taxes payable	(6)	(37)
Deferred revenue and contract assets	(8,157)	(10,070)
Net cash provided by (used in) operating activities	3,663	(501)

Cash flows from investing activities:
Purchases of property and equipment	(3,576)	(4,888)
Increase in other long-term assets	—	(17)
Net cash used in investing activities	(3,576)	(4,905)

Cash flows from financing activities:
Proceeds from long-term debt	79,289	22,688
Repayment of debt	(714)	(2,998)
Payments for repurchase of outstanding notes	(76,269)	(1,725)
Proceeds from the issuance of common stock under employee stock plans	309	256
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,895)	(649)
Partial unwind capped call cash receipt	27	2
Payments for credit facility issuance costs	(5,979)	—
Net cash (used in) provided by financing activities	(5,232)	17,574

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(401)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,148)	11,767
Cash, cash equivalents and restricted cash at beginning of period	68,094	60,433
Cash, cash equivalents and restricted cash at end of period	$62,946	$72,200
Supplemental information:
Cash and cash equivalents	$50,955	$60,209
Restricted cash	9,020	8,500
Restricted cash included in other long-term assets	2,971	3,491
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,946	$72,200

Cash paid (refunded) for income taxes	$557	$(2,051)
Cash paid for interest	$5,163	$5,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). We elected the package of practical expedients permitted under the transition guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous U.S. GAAP. The primary impact of ASC 842 is that substantially all of our leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard does not have a material impact on our consolidated statement of operations and cash flows, and the effect of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019 is immaterial.

A summary of the changes to balance sheet line items that resulted from the adoption of ASC 842 as of January 1, 2019 is as follows (in thousands):

	As of January 1, 2019
	As Previously Reported	Impact of Adoption of Topic 842	As Adjusted
Assets:
Property and equipment, net	$21,582	$256	$21,838
Right of use assets	$—	$37,749	$37,749

Liabilities:
Accrued expenses and other current liabilities	$37,547	$6,957	$44,504
Long-term lease liabilities	$—	$35,694	$35,694
Other long-term liabilities	$10,302	$(4,646)	$5,656

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

When there is a loss from continuing operations, potential common shares should not be included in the computation of Diluted EPS because the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. Therefore, all outstanding stock options and restricted stock units at June 30, 2019 and 2018 are anti-dilutive and not included in the EPS calculation. The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2019 and 2018.

	June 30, 2019	June 30, 2018
Options	599	943
Non-vested restricted stock units	3,223	2,677
Anti-dilutive potential common shares	3,822	3,620

We issued our 2.00% senior convertible notes due 2020 (the “Notes”) on June 15, 2015. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction, or Capped Call, with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock prices as of June 30, 2019 and 2018 were less than the conversion price of $21.94 per share, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2019 and December 31, 2018, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,387	$323	$1,064	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,372	$386	$986	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of June 30, 2019, the net carrying amount of the Notes was $27.5 million, and the fair value of the Notes was approximately $28.3 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$11,619	$10,520
Work in process	571	527
Finished goods	21,915	21,909
Total	$34,105	$32,956

As of June 30, 2019 and December 31, 2018, finished goods inventory included $1.5 million and $2.1 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,311	$(58,311)	$—	$58,246	$(54,508)	$3,738
Customer relationships	54,790	(54,790)	—	54,986	(54,292)	694
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,358	$(119,358)	$—	$119,489	$(115,057)	$4,432

Amortization expense related to intangible assets in the aggregate was $2.1 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.4 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, intangible assets are fully amortized.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of June 30, 2019 and December 31, 2018.

6.	LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of June 30, 2019. Our leases have remaining terms ranging from one year to nine years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in “Right of use assets”, “Accrued expenses and other current liabilities”, and “Long-term lease liabilities” on our condensed consolidated balance sheets as of June 30, 2019.

The weighted-average remaining lease term of our operating leases is 7.1 years as of June 30, 2019. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $2.3 million and $4.8 million for the three and six months ended June 30, 2019, respectively, and related cash payments were $2.4 million and $4.9 million for the three and six months ended June 30, 2019, respectively. Lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs, variable lease costs and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding six months ended June 30, 2019)	$4,853
2020	8,501
2021	5,925
2022	5,177
2023	4,313
Thereafter	19,043
Total future minimum lease payments	$47,812
Less effects of discounting	(9,341)
Total lease liabilities	$38,471

Reported as of June 30, 2019
Accrued expenses and other current liabilities	$7,255
Long-term lease liabilities	31,216
Total lease liabilities	$38,471

The future minimum lease commitments under non-cancelable leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$11,225
2020	9,784
2021	6,850
2022	5,982
2023	4,754
Thereafter	20,040
Total	$58,635

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred rent	$—	$5,122
Accrued restructuring	135	188
Deferred compensation	4,755	4,992
Other	377	—
Total	$5,267	$10,302

As disclosed in Note 1, $5.1 million of deferred rent liabilities was reclassified upon the adoption of ASC 842 on January 1, 2019 as we recorded our leases in the caption “Right of use assets”, “Accrued expenses and other current liabilities”, and “Long-term lease liabilities” on our condensed consolidated balance sheets as of June 30, 2019.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three years of the agreement. We have purchased $7.2 million of products and services pursuant to this agreement as of June 30, 2019.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2019, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

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

We issued a letter of credit totaling $8.5 million to one of our former sole-source suppliers in February 2018. The supplier was eligible to draw on the letter of credit in the event that we were insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit was terminated as we have exited our relationship with this contract manufacturer and $8.5 million of restricted cash that was pledged as collateral was returned to us in July 2019.

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of June 30, 2019.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former employee’s employment agreement. On April 16, 2019 we received an additional notice again alleging we breached the former employee’s employment agreement. We have since been in communications with our former Chairman and Chief Executive Officer’s counsel. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At June 30, 2019 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Accrual balance at beginning of year	$1,706	$2,545
Accruals for product warranties	440	1,073
Costs of warranty claims	(675)	(1,201)
Accrual balance at end of period	$1,471	$2,417

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

9.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs.

During the three months ended June 30, 2019, we recorded restructuring recoveries of $0.3 million for employee severance cost adjustments. For the six months ended June 30, 2019, the $0.3 million recoveries partially offset charges of $0.6 million for employee severance cost adjustments recorded during the three months ended March 31, 2019.

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

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee	$(269)	$687	$266	$855
Facility	—	(1,619)	5	1,072
Total facility and employee charges	(269)	(932)	271	1,927
Other	—	1,200	18	1,248
Total restructuring charges, net	$(269)	$268	$289	$3,175

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2019 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2018	$2,541	$318	$2,859
Restructuring charges and revisions	266	5	271
Accretion	—	9	9
Cash payments	(2,410)	(79)	(2,489)
Foreign exchange impact on ending balance	(23)	1	(22)
Accrual balance as of June 30, 2019	$374	$254	$628
Less: current portion	374	119	493
Long-term accrual balance as of June 30, 2019	$—	$135	$135

The employee restructuring accrual at June 30, 2019 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2019.

The facility restructuring accrual at June 30, 2019 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $0.1 million is included in the caption “accrued expenses and other current liabilities” and $0.1 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of June 30, 2019.

10.	REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Products and solutions net revenues	$50,326	$46,379	$104,722	$92,789
Subscription services	9,760	8,326	19,042	16,791
Support services	31,638	36,076	63,657	69,836
Professional services, training and other services	6,977	7,834	14,599	17,136
Total net revenues	$98,701	$98,615	$202,020	$196,552

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$39,951	$38,100	$79,430	$75,648
Other Americas	6,960	6,364	13,761	12,750
Europe, Middle East and Africa	37,439	40,206	74,592	80,969
Asia-Pacific	14,351	13,945	34,237	27,185
Total net revenues	$98,701	$98,615	$202,020	$196,552

Contract Asset

Contract asset activity for the six months ended June 30, 2019 was as follows (in thousands):

June 30, 2019
Contract asset at January 1, 2019	$16,513
Revenue in excess of billings	14,130
Customer billings	(12,165)
Contract asset at June 30, 2019	$18,478
Less: long-term portion (recorded in other long-term assets)	—
Contract asset, current portion	$18,478

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2019 was as follows (in thousands):

June 30, 2019
Deferred revenue at January 1, 2019	$99,601
Billings deferred	55,310
Recognition of prior deferred revenue	(61,395)
Deferred revenue at June 30, 2019	$93,516

A summary of the significant performance obligations included in deferred revenue as of June 30, 2019 is as follows (in thousands):

June 30, 2019
Product	$7,288
Subscription	1,350
Support contracts	69,062
Implied PCS	14,033
Professional services, training and other	1,783
Deferred revenue at June 30, 2019	$93,516

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $14.0 million attributable to Implied PCS recorded in deferred revenue as of June 30, 2019. We expect to recognize revenue for these remaining performance obligations of $3.2 million for the remainder of 2019 and $4.8 million, $2.9 million, $1.6 million and $0.9 million for the years ended December 31, 2020, 2021, 2022, and 2023, respectively.

As of June 30, 2019, we had approximately $55.8 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $54.3 million of these performance obligations were unbilled as of June 30, 2019. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $55.8 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments and changes in the expected timing of delivery.

11.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan, net of unamortized debt issuance costs of $3,822 at June 30, 2019 and $2,613 at December 31, 2018	$200,255	$122,811
Notes, net of unamortized original issue discount and debt issuance costs of $1,405 at June 30, 2019 and $9,022 at December 31, 2018	27,462	97,731
Other long-term debt	1,381	1,453
Total debt	229,098	221,995
Less: current portion	28,871	1,405
Total long-term debt	$200,227	$220,590

The following table summarizes the maturities of our borrowing obligations as of June 30, 2019 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2019	$638	$—	$65	$703
2020	2,231	28,867	139	31,237
2021	4,781	—	149	4,930
2022	6,375	—	159	6,534
2023	190,052	—	170	190,222
Thereafter	—	—	699	699
Total before unamortized discount	204,077	28,867	1,381	234,325
Less: unamortized discount and issuance costs	3,822	1,405	—	5,227
Less: current portion of long-term debt	1,275	27,462	134	28,871
Total long-term debt	$198,980	$—	$1,247	$200,227

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Total interest expense for the three and six months ended June 30, 2019 was $1.5 million and $3.4 million, respectively, reflecting the coupon and accretion of the discount.

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

On April 11, 2019, we announced the commencement of a cash tender offer (the “Offer”) for any and all of our outstanding Notes. On May 9, 2019, as of the expiration of the Offer, Notes with an aggregate principal amount of $74.0 million were validly tendered. We accepted for purchase all Notes that were validly tendered at the expiration of the Offer at a purchase price equal to $982.50 per $1,000 principal amount of Notes, and settled the Offer on May 13, 2019 for $72.7 million in cash. We recorded $74.0 million extinguishment of debt, $0.6 million of equity reacquisition, and $2.9 million loss on the extinguishment of debt which is included in the caption “Interest and other expense, net” in our condensed consolidated statement of operations for the three and six months ended June 30, 2019. In connection with the Offer, the number of options under the Capped Call was reduced to 28,867 to mirror the remaining principal outstanding for the Notes, and an immaterial partial unwind cash payment was received in May 2019.

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

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the tender offer described above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for refinancing fees payment. On June 18, 2019, we repaid $20.7 million unused Delayed Draw Funds under the Financing Agreement. The $79.3 million Delayed Draw Funds used will mature on May 10, 2023 under the Financing Agreement, and interest accrues on the Delay Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. The amendment also modified the covenant that requires us to maintain a leverage ratio based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

The Financing Agreement amendment effective April 8, 2019 was accounted for as a debt modification, and therefore, $1.6 million of the refinancing fees paid directly to the Lenders was recorded as deferred debt issuance costs, and $4.4 million of the refinancing fees paid to the third parties was expensed and included in the caption “Interest and other expense, net” in our condensed consolidated statement of operations for the three and six months ended June 30, 2019. We recorded $4.2 million and $7.1 million of interest expense on the Term Loan during the three and six months ended June 30, 2019, respectively. There were no amounts outstanding under the Credit Facility as of June 30, 2019. We were in compliance with the Financing Agreement covenants as of June 30, 2019.

12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the six months ended June 30, 2019 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	891,892	—	891,892	$8.46
Granted	—	—	—	$—
Exercised	(61,506)	—	(61,506)	$7.36
Forfeited or canceled	(231,886)	—	(231,886)	$10.96
Options outstanding at June 30, 2019	598,500	—	598,500	$7.61	1.64	$913
Options vested at June 30, 2019 or expected to vest			598,500	$7.61	1.64	$913
Options exercisable at June 30, 2019			598,500	$7.61	1.64	$913

Information with respect to our non-vested restricted stock units for the six months ended June 30, 2019 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2019	1,978,676	966,143	2,944,819	$4.91
Granted	1,158,983	411,043	1,570,026	$7.33
Vested	(578,326)	(467,923)	(1,046,249)	$4.99
Forfeited	(106,053)	(139,414)	(245,467)	$4.88
Non-vested at June 30, 2019	2,453,280	769,849	3,223,129	$6.06	1.26	$29,363
Expected to vest			3,024,601	$6.23	1.26	$27,554

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products revenues	$90	$24	$141	$43
Cost of services revenues	77	50	95	84
Research and development expenses	262	51	457	203
Marketing and selling expenses	450	373	744	733
General and administrative expenses	1,126	1,054	2,306	1,192
	$2,005	$1,552	$3,743	$2,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A key element of our strategy is our transition to a recurring revenue-based model, through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014, and had approximately 147,000 paying subscribers at the end of the second quarter of 2019. These licensing options offer choices in pricing and deployment to suit our customers’ needs. While our subscription offerings to date have primarily been sold to creative professionals, going forward, we expect to increase subscription sales to media enterprises as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time. We believe our strategy to increase recurring revenue will continue to increase our visibility of revenue and cash flows in future periods.

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

A summary of our revenue sources for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software licenses	$18,371	$15,338	$35,783	$32,485
Maintenance	31,638	36,061	63,657	69,832
Software licenses and maintenance	50,009	51,399	99,440	102,317
% of total revenue	51%	52%	49%	52%
Integrated solutions	41,715	39,382	87,980	77,099
Professional services & training	6,977	7,834	14,600	17,136
Total revenue	$98,701	$98,615	$202,020	$196,552

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Product	51.0%	47.0%	51.8%	47.2%
Services	49.0%	53.0%	48.2%	52.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.6%	42.9%	41.6%	43.0%
Gross margin	57.4%	57.1%	58.4%	57.0%
Operating expenses:
Research and development	15.4%	16.2%	15.6%	16.1%
Marketing and selling	26.5%	28.1%	25.2%	27.4%
General and administrative	12.9%	14.2%	13.1%	14.2%
Amortization of intangible assets	0.3%	0.4%	0.3%	0.5%
Restructuring costs, net	(0.3)%	0.3%	0.1%	1.6%
Total operating expenses	54.8%	59.2%	54.3%	59.8%
Operating income (loss)	2.6%	(2.1)%	4.1%	(2.8)%
Interest and other expense, net	(13.5)%	(6.4)%	(9.1)%	(5.9)%
Income (loss) before income taxes	(10.9)%	(8.5)%	(5.0)%	(8.7)%
Provision for income taxes	—%	0.1%	0.2%	0.2%
Net loss	(10.9)%	(8.6)%	(5.2)%	(8.9)%

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

Net Revenues for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Products and solutions	50,326	3,947	8.5%	46,379
Services	48,375	(3,861)	(7.4)%	52,236
Total net revenues	$98,701	$86	0.1%	$98,615

Net Revenues for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Products and solutions	104,722	11,933	12.9%	92,789
Services	97,298	(6,465)	(6.2)%	103,763
Total net revenues	$202,020	$5,468	2.8%	$196,552

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	40%	39%	39%	39%
Other Americas	7%	6%	7%	6%
Europe, Middle East and Africa	38%	41%	37%	41%
Asia-Pacific	15%	14%	17%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles and live-sound systems. Products and solutions revenues increased $3.9 million, or 8.5%, for the three months ended June 30, 2019, and increased $11.9 million, or 12.9%, for the six months ended June 30, 2019, compared to the same periods in 2018. The increases were primarily due to strong growth in our storage product sales, control surfaces and live-sound consoles sales.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $3.9 million, or 7.4%, for the three months ended June 30, 2019, and decreased $6.5 million, or 6.2%, for the six months ended June 30, 2019, compared to the same periods in 2018. The decreases were primarily due to (i) the timing of large projects, (ii) efforts to rationalize profitability of professional services by taking on fewer low margin projects, and (iii) lower maintenance revenues during the three and six months ended June 30, 2019, compared to the same periods in 2018.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$28,058	$1,711	6.5%	$26,347
Services	12,195	(1,791)	(12.8)%	13,986
Amortization of intangible assets	1,788	(162)	(8.3)%	1,950
Total cost of revenues	$42,041	$(242)	(0.6)%	$42,283

Gross profit	$56,660	$328	0.6%	$56,332

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$55,658	$3,016	5.7%	$52,642
Services	24,682	(3,289)	(11.8)%	27,971
Amortization of intangible assets	3,738	(162)	(4.2)%	3,900
Total cost of revenues	$84,078	$(435)	(0.5)%	$84,513

Gross profit	$117,942	$5,903	5.3%	$112,039

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our gross margin percentage for the three months ended June 30, 2019 increased to 57.4% from 57.1% for the same period in 2018, and gross margin percentage for the six months ended June 30, 2019 increased to 58.4% from 57.0% for the same period in 2018. These increases were primarily due to a favorable mix of high margin product revenues, increased products and solutions revenue and cost savings from our programs to increase operational efficiencies.

Gross Margin % for the Three Months Ended June 30, 2019 and 2018
	2019 Gross Margin %	Change	2018 Gross Margin %
Products	44.2%	1.0%	43.2%
Services	74.8%	1.6%	73.2%
Total	57.4%	0.3%	57.1%

Gross Margin % for the Six Months Ended June 30, 2019 and 2018
	2019 Gross Margin %	Change	2018 Gross Margin %
Products	46.9%	3.6%	43.3%
Services	74.6%	1.6%	73.0%
Total	58.4%	1.4%	57.0%

Operating Expenses and Operating Income (Loss)

Operating Expenses and Operating Income (Loss) for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development	$15,180	$(805)	(5.0)%	$15,985
Marketing and selling	26,129	(1,630)	(5.9)%	27,759
General and administrative	12,721	(1,320)	(9.4)%	14,041
Amortization of intangible assets	332	(31)	(8.5)%	363
Restructuring costs, net	(269)	(537)	(200.4)%	268
Total operating expenses	$54,093	$(4,323)	(7.4)%	$58,416

Operating income (loss)	$2,567	$4,651	(223.2)%	$(2,084)

Operating Expenses and Operating Income (Loss) for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development	$31,465	$(205)	(0.6)%	$31,670
Marketing and selling	51,007	(2,884)	(5.4)%	53,891
General and administrative	26,509	(1,487)	(5.3)%	27,996
Amortization of intangible assets	695	(31)	(4.3)%	726
Restructuring costs, net	289	(2,886)	(90.9)%	3,175
Total operating expenses	$109,965	$(7,493)	(6.4)%	$117,458

Operating income (loss)	$7,977	$13,396	(247.2)%	$(5,419)

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $0.8 million, or 5.0%, for the three months ended June 30, 2019, and decreased $0.2 million, or 0.6%, for the six months ended June 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Facilities and information technology	(560)	(17.1)%
Consulting and outside services	(527)	(19.9)%
Other	282	2.8%
Total R&D expenses decrease	$(805)	(5.0)%

Change in R&D Expenses for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$1,424	7.7%
Facilities and information technology	(897)	(13.4)%
Consulting and outside services	(758)	(14.7)%
Other	26	2.1%
Total R&D expenses decrease	$(205)	(0.6)%

The increase in personnel-related expenses for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the capitalization of certain R&D labor costs for the six months ended June 30, 2018. The capitalized R&D labor costs were related to our SaaS product platform development, and were not material for the six months ended June 30, 2019 as new projects were in an early stage. We expect to capitalize additional R&D labor costs in the remaining quarters of 2019 as the SaaS product platform development work continues. The decreases in consulting and outside services and facilities and information technology expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to the funding received from a third party for the milestones we achieved on our cloud based products, and the result of our programs to increase operational efficiencies and reduce costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $1.6 million, or 5.9%, for the three months ended June 30, 2019, and decreased $2.9 million, or 5.4%, for the six months ended June 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$(1,932)	(10.0)%
Advertising and promotions	(1,255)	(29.5)%
Foreign exchange translations	1,151	235.2%
Other	406	8.7%
Total marketing and selling expenses decrease	$(1,630)	(5.9)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$(1,864)	(5.1)%
Advertising and promotions	(1,563)	(22.2)%
Foreign exchange translations	692	4,298.7%
Other	(149)	(1.4)%
Total marketing and selling expenses decrease	$(2,884)	(5.4)%

The decreases in personnel-related expenses and advertising and promotions expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily the result of our programs to increase operational efficiencies and reduce costs. The increases in foreign exchange translations for the three and six months ended June 30, 2019, compared to the same periods in 2018, were due to more foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $1.3 million, or 9.4%, for the three months ended June 30, 2019, and decreased $1.5 million, or 5.3%, for the six months ended June 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Decrease From 2018
	$	%
Personnel-related	$(1,188)	(17.5)%
Consulting and outside services	(132)	(3.4)%
Total G&A expenses decrease	$(1,320)	(9.4)%

Change in G&A Expenses for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019 Decrease From 2018
	$	%
Consulting and outside services	$(1,160)	(12.5)%
Facilities and information technology	(226)	(5.2)%
Other	(101)	(0.7)%
Total G&A expenses decrease	$(1,487)	(5.3)%

The decrease in personnel-related expenses for the three months ended June 30, 2019, compared to the same period in 2018, was primarily the result of our spending control initiatives and decrease in incentive-based compensation accrual. The decreases in consulting and outside services for the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to lower legal expenses.

Interest and other expense, net
The increases in interest and other expenses, net for the three and six months ended June 30, 2019, compared to the same periods in 2018, were the result of the Financing Agreement amendment effective April 8, 2019 and the purchase of a portion of our Notes in May 2019. We recorded $4.4 million of refinancing fees and $2.9 million loss on the extinguishment of debt during the three months ended June 30, 2019.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
		$	%
Provision for income taxes	$—	$(144)	(100.0)%	$144

Provision for Income Taxes for the Six Months Ended June 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
		$	%
Provision for income taxes	$438	$39	9.8%	$399

The tax provision decrease for the three months ended June 30, 2019, compared to the same period in 2018, is primarily due to the decrease in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position. In certain foreign jurisdictions that currently have full valuation allowances, we have been experiencing improved profitability due to better operating results and expect to have greater access to beneficial tax attributes as a result of pending legal reorganizations. As a result of these factors, we may be required to reverse valuation allowances recorded against certain international deferred tax assets in the near future which would result in a material non-cash income tax benefit in the quarter the realizability of the respective deferred taxes was deemed to be more likely than not and would increase non-cash income tax expense in periods subsequent to the reversal.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $51.0 million as of June 30, 2019. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in a tender offer described below. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for refinancing fees payment. On June 18, 2019, we repaid $20.7 million unused Delayed Draw Funds under the Financing Agreement. The $79.3 million Delayed Draw Funds used will mature on May 10, 2023 under the Financing Agreement, and interest accrues on the Delay Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. The amendment also modified the covenant that requires us to maintain a leverage ratio based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

After completing the refinancing, we have $28.9 million of principal payments remaining on the Notes, which mature in June 2020. We plan to repay the Notes in cash when they come due through available liquidity, which includes (i) cash on hand, including $8.5 million of cash that was released from restriction in July 2019 in connection with our exiting of a relationship with a contract manufacturer, and (ii) availability under our $22.5 million revolving credit facility which is currently undrawn.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$3,663	$(501)
Net cash used in investing activities	(3,576)	(4,905)
Net cash (used in) provided by financing activities	(5,232)	17,574
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	(401)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,148)	$11,767

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $3.7 million for the six months ended June 30, 2019. The increase in cash provided by operations compared to the six months ended June 30, 2018 was primarily due to increased revenues and our programs to increase operational efficiencies and reduce costs, the impact of which was partially offset by an increase in working capital requirements.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, net cash flows used in investing activities reflected $3.6 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, net cash flows used in financing activities were the result of the Delayed Draw Funds used for the purchase of a portion of our Notes, and refinancing fees paid to the bank and third parties.

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

We recorded a net foreign exchange loss of $0.7 million and an immaterial gain for the six months ended June 30, 2019 and 2018, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2019, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million, $15.0 million and $22.7 million under the Term Loan on February 26, 2016, November 9, 2017 and May 10, 2018, respectively, and an additional $79.3 million Delayed Draw Funds on May 2, 2019. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. Under the terms of the amendment effective April 8, 2019, interest accrues on the Delayed Draw Funds, outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture.
We purchased $2.0 million and of our Notes during 2017, $16.2 million during 2018, $3.9 million on January 22, 2019, and an additional $74.0 million through a cash tender offer on May 13, 2019.  The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of June 30, 2019, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported on July 15, 2019, our Chief Accounting Officer tendered his resignation to accept a position with another company effective August 5, 2019. We are diligently working to identify qualified candidates to replace our Chief Accounting Officer and, as a result, do not expect any changes to the control environment for the three months ended September 30, 2019.

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

See Note 8 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 in addition to the other information included in this Form 10-Q before making an investment decision regarding our com mon stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 5, 2019	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer