Form 10-Q
period 2019-09-30
AVID TECHNOLOGY, INC.
filed 2019-11-07
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number:  1-36254
__________________
Avid Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				04-2977748
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
	75 Network Drive
	Burlington	Massachusetts	01803
Address of Principal Executive Offices, Including Zip Code
(978) 640-6789
Registrant's Telephone Number, Including Area Code
__________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	AVID	Nasdaq Global Select Market
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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2019, was 43,049,179.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will,” and “would,” or similar expressions.

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market, and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses;

•	any benefits and synergies from, and the financial impact of, any acquired business;

•	the anticipated performance of our products;

•	changes in inventory levels;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs, and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit and the US-China trade relationship;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	our ability to repay our remaining outstanding convertible notes when they come due in June 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our capital resources and the adequacy thereof; and

•
worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify NAFTA or other international trade agreements, and the effects of such actions on our supply chain, results of operations, and financial condition.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  “Avid” is a trademark of Avid Technology, Inc. Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following: Avid NEXIS, AirSpeed, EUCON, MediaCentral, Media Composer, Pro Tools, and Sibelius. Other trademarks appearing in this Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Products	$42,911	$52,133	$147,633	$144,922
Services	50,550	51,913	147,848	155,676
Total net revenues	93,461	104,046	295,481	300,598

Cost of revenues:
Products	23,877	27,042	79,535	79,684
Services	11,726	14,443	36,408	42,414
Amortization of intangible assets	—	1,950	3,738	5,850
Total cost of revenues	35,603	43,435	119,681	127,948
Gross profit	57,858	60,611	175,800	172,650

Operating expenses:
Research and development	14,860	15,873	46,325	47,543
Marketing and selling	22,334	23,461	73,341	77,352
General and administrative	12,034	13,660	38,543	41,656
Amortization of intangible assets	—	363	695	1,089
Restructuring costs, net	229	226	518	3,401
Total operating expenses	49,457	53,583	159,422	171,041

Operating income	8,401	7,028	16,378	1,609

Interest and other expense, net	(5,519)	(5,725)	(23,994)	(17,362)
Income (loss) before income taxes	2,882	1,303	(7,616)	(15,753)
(Benefit from) provision for income taxes	(283)	425	155	824
Net income (loss)	$3,165	$878	$(7,771)	$(16,577)

Net income (loss) per common share – basic and diluted	$0.07	$0.02	$(0.18)	$(0.40)

Weighted-average common shares outstanding – basic	42,913	41,792	42,510	41,596
Weighted-average common shares outstanding – diluted	43,674	42,226	42,510	41,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$3,165	$878	$(7,771)	$(16,577)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(764)	86	(602)	(970)

Comprehensive income (loss)	$2,401	$964	$(8,373)	$(17,547)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$52,289	$56,103
Restricted cash	1,664	8,500
Accounts receivable, net of allowances of $598 and $1,339 at September 30, 2019 and December 31, 2018, respectively.	53,718	67,754
Inventories	32,168	32,956
Prepaid expenses	13,140	8,853
Contract assets	14,418	16,513
Other current assets	6,559	5,917
Total current assets	173,956	196,596
Property and equipment, net	20,140	21,582
Intangible assets, net	—	4,432
Goodwill	32,643	32,643
Right of use assets	31,467	—
Long-term deferred tax assets, net	2,006	1,158
Other long-term assets	6,009	9,432
Total assets	$266,221	$265,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,554	$39,239
Accrued compensation and benefits	16,601	21,967
Accrued expenses and other current liabilities	36,531	37,547
Income taxes payable	2,170	1,853
Short-term debt	29,705	1,405
Deferred revenue	71,224	85,662
Total current liabilities	191,785	187,673
Long-term debt	199,593	220,590
Long-term deferred revenue	13,757	13,939
Long-term lease liabilities	28,930	—
Other long-term liabilities	5,081	10,302
Total liabilities	439,146	432,504

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock	429	423
Additional paid-in capital	1,025,796	1,028,924
Accumulated deficit	(1,194,781)	(1,187,010)
Treasury stock at cost	—	(5,231)
Accumulated other comprehensive loss	(4,369)	(3,767)
Total stockholders’ deficit	(172,925)	(166,661)
Total liabilities and stockholders’ deficit	$266,221	$265,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three Months Ended September 30, 2019
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at June 30, 2019	42,720	—	427	1,025,301	(1,197,946)	—	(3,605)	(175,823)

Stock issued pursuant to employee stock plans	287	—	2	(1,550)	—	—	—	(1,548)

Stock-based compensation	—	—	—	2,045	—	—	—	2,045

Net loss	—	—	—	—	3,165	—	—	3,165

Other comprehensive loss	—	—	—	—	—	—	(764)	(764)

Balances at September 30, 2019	43,007	—	429	1,025,796	(1,194,781)	—	(4,369)	(172,925)

Three Months Ended September 30, 2018
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at June 30, 2018	42,339	(617)	423	1,028,334	(1,193,791)	(8,358)	(3,482)	(176,874)

Stock issued pursuant to employee stock plans	—	108	—	(1,946)	—	1,642	—	(304)

Stock-based compensation	—	—	—	2,076	—	—	—	2,076

Net loss	—	—	—	—	878	—	—	878

Other comprehensive loss	—	—	—	—	—	—	86	86

Partial retirement of convertible senior notes conversion feature	—	—	—	(1)	—	—	—	(1)

Partial unwind capped call cash receipt	—	—	—	4	—	—	—	4

Balances at September 30, 2018	42,339	(509)	423	1,028,467	(1,192,913)	(6,716)	(3,396)	(174,135)

Nine Months Ended September 30, 2019
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans	668	391	6	(8,366)	—	5,231	—	(3,129)

Stock-based compensation	—	—	—	5,788	—	—	—	5,788

Net loss	—	—	—	—	(7,771)	—	—	(7,771)

Other comprehensive loss	—	—	—	—	—	—	(602)	(602)

Partial retirement of convertible senior notes conversion feature	—	—	—	(577)	—	—	—	(577)

Partial unwind capped call cash receipt	—	—	—	27	—	—	—	27

Balances at September 30, 2019	43,007	—	429	1,025,796	(1,194,781)	—	(4,369)	(172,925)

Nine Months Ended September 30, 2018
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2018	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

Stock issued pursuant to employee stock plans	—	474	—	(11,655)	—	10,956	—	(699)

Stock-based compensation	—	—	—	4,331	—	—	—	4,331

Net loss	—	—	—	—	(16,577)	—	—	(16,577)

Other comprehensive loss	—	—	—	—	—	—	(970)	(970)

Partial retirement of convertible senior notes conversion feature	—	—	—	(23)	—	—	—	(23)

Partial unwind capped call cash receipt	—	—	—	6	—	—	—	6

Adoption of Topic 606	—	—	—	—	108,367	—	—	108,367

Balances at September 30, 2018	42,339	(509)	423	1,028,467	(1,192,913)	(6,716)	(3,396)	(174,135)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,771)	$(16,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,469	15,905
Recovery from doubtful accounts	(156)	61
Stock-based compensation expense	5,788	4,331
Non-cash provision for restructuring	—	1,083
Non-cash interest expense	7,054	8,697
Loss on extinguishment of debt	2,878	—
Unrealized foreign currency transaction losses (gains)	237	(794)
(Benefit from) provision for deferred taxes	(886)	6
Changes in operating assets and liabilities:
Accounts receivable	14,192	10,129
Inventories	788	294
Prepaid expenses and other assets	(3,526)	3,724
Accounts payable	(3,661)	3,467
Accrued expenses, compensation and benefits and other liabilities	(13,035)	(12,453)
Income taxes payable	372	423
Deferred revenue and contract assets	(12,631)	(22,544)
Net cash provided by (used in) operating activities	1,112	(4,248)

Cash flows from investing activities:
Purchases of property and equipment	(5,629)	(7,540)
Increase in other long-term assets	—	(25)
Net cash used in investing activities	(5,629)	(7,565)

Cash flows from financing activities:
Proceeds from long-term debt	79,286	22,688
Repayment of debt	(1,113)	(7,808)
Payments for repurchase of outstanding notes	(76,269)	—
Proceeds from the issuance of common stock under employee stock plans	309	266
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,444)	(957)
Partial unwind capped call cash receipt	27	—
Payments for credit facility issuance costs	(5,979)	—
Net cash (used in) provided by financing activities	(7,183)	14,189

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(615)	(358)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,315)	2,018
Cash, cash equivalents and restricted cash at beginning of period	68,094	60,433
Cash, cash equivalents and restricted cash at end of period	$55,779	$62,451
Supplemental information:
Cash and cash equivalents	$52,289	$50,460
Restricted cash	1,664	8,500
Restricted cash included in other long-term assets	1,826	3,491
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,779	$62,451

Cash paid (refunded) for income taxes	$941	$(2,268)
Cash paid for interest	$7,780	$9,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Significant Accounting Policies - Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. We account for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance, and (v) collectibility is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training, and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018
Options	594	916
Non-vested restricted stock units	2,699	3,009
Anti-dilutive potential common shares	3,293	3,925

We issued our 2.00% senior convertible notes due 2020 (the “Notes”) on June 15, 2015. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction, or Capped Call, with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock prices as of September 30, 2019 and 2018 were less than the conversion price of $21.94 per share, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2019 and December 31, 2018, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,366	$321	$1,044	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,372	$386	$986	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of September 30, 2019, the net carrying amount of the Notes was $27.8 million, and the fair value of the Notes was approximately $28.3 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$10,590	$10,520
Work in process	390	527
Finished goods	21,188	21,909
Total	$32,168	$32,956

As of September 30, 2019 and December 31, 2018, finished goods inventory included $1.5 million and $2.1 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	INTANGIBLE ASSETS AND GOODWILL

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,150	$(58,150)	$—	$58,246	$(54,508)	$3,738
Customer relationships	54,689	(54,689)	—	54,986	(54,292)	694
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,096	$(119,096)	$—	$119,489	$(115,057)	$4,432
As of June 30, 2019, intangible assets were fully amortized. Amortization expense related to intangible assets in the aggregate was $2.3 million for the three months ended September 30, 2018 and $4.4 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The acquisition of Orad in 2015 resulted in goodwill of $32.6 million as of September 30, 2019 and December 31, 2018.

6.	LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of September 30, 2019. Our leases have remaining terms ranging from less than one year to nine years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our condensed consolidated balance sheets as of September 30, 2019.

The weighted-average remaining lease term of our operating leases is 7.0 years as of September 30, 2019. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $2.4 million and $7.2 million for the three and nine months ended September 30, 2019, respectively, and related cash payments were $2.4 million and $7.3 million for the three and nine months ended September 30, 2019, respectively. Lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding nine months ended September 30, 2019)	$2,382
2020	8,448
2021	5,928
2022	5,177
2023	4,301
Thereafter	19,076
Total future minimum lease payments	$45,312
Less effects of discounting	(8,771)
Total lease liabilities	$36,541

Reported as of September 30, 2019
Accrued expenses and other current liabilities	$7,611
Long-term lease liabilities	28,930
Total lease liabilities	$36,541

The future minimum lease commitments under non-cancelable leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$11,225
2020	9,784
2021	6,850
2022	5,982
2023	4,754
Thereafter	20,040
Total	$58,635

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred rent	$—	$5,122
Accrued restructuring	125	188
Deferred compensation	4,596	4,992
Other	360	—
Total	$5,081	$10,302

Upon the adoption of ASC 842 on January 1, 2019, $5.1 million of deferred rent liabilities was reclassified as we recorded our leases in the caption “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our condensed consolidated balance sheets as of September 30, 2019.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three years of the agreement. We have purchased $8.8 million of products and services pursuant to this agreement as of September 30, 2019.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2019, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

We also have letters of credit in connection with security deposits for other facility leases totaling $1.0 million in the aggregate, as well as letters of credit totaling $1.6 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2019 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We issued a letter of credit totaling $8.5 million to one of our former sole-source suppliers in February 2018. The supplier was eligible to draw on the letter of credit in the event that we were insolvent or unable to pay on our purchase orders for certain key hardware components of our products. The letter of credit was terminated as we have exited our relationship with this contract manufacturer and $8.5 million of restricted cash that was pledged as collateral was returned to us in July 2019.

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of September 30, 2019.

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

We consider all claims on a quarterly basis and based on known facts assess whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our condensed consolidated financial statements. We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

At September 30, 2019 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Accrual balance at beginning of year	$1,706	$2,545
Accruals for product warranties	732	1,612
Costs of warranty claims	(1,016)	(1,802)
Accrual balance at end of period	$1,422	$2,355

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

9.	RESTRUCTURING COSTS AND ACCRUALS

In February 2016, we committed to a cost efficiency program that encompassed a series of measures intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce, consolidation of facilities, transfers of certain business processes to lower cost regions, and reductions in other third-party services costs.

During the three and nine months ended September 30, 2019, we recorded restructuring charges of $0.2 million and $0.5 million for employee severance cost adjustments, respectively.

During the three and nine months ended September 30, 2018, we recorded restructuring charges of $0.2 million and $3.4 million, respectively. The restructuring charges for the nine months ended September 30, 2018 included $1.7 million of severance costs adjustments, $0.2 million facility restructuring accrual adjustments resulting from the consolidation of our facilities in Burlington, Massachusetts, and $1.1 million of leasehold improvement write-off.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee	$202	$879	$473	$1,734
Facility	—	(895)	5	177
Total facility and employee charges	202	(16)	478	1,911
Other	27	242	40	1,490
Total restructuring charges, net	$229	$226	$518	$3,401

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2019 (in thousands):

	Employee	Facility	Total
Accrual balance as of December 31, 2018	$2,541	$318	$2,859
Restructuring charges and revisions	473	5	478
Accretion	—	14	14
Cash payments	(2,702)	(118)	(2,820)
Foreign exchange impact on ending balance	(22)	1	(21)
Accrual balance as of September 30, 2019	$290	$220	$510
Less: current portion	290	95	385
Long-term accrual balance as of September 30, 2019	$—	$125	$125

The employee restructuring accrual at September 30, 2019 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2019.

The facility restructuring accrual at September 30, 2019 represents contractual lease payments, net of actual or estimated sublease income, on space vacated as part of our restructuring actions. The leases, and payments against the amounts accrued, extend through 2026 unless we are able to negotiate earlier terminations. Of the total facility restructuring balance, $0.1 million is included in the caption “accrued expenses and other current liabilities” and $0.1 million is included in the caption “other long-term liabilities” in our condensed consolidated balance sheet as of September 30, 2019.

10.	REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Products and solutions net revenues	$42,911	$52,133	$147,633	$144,922
Subscription services	10,297	8,786	29,339	25,577
Support services	33,361	35,033	97,018	104,869
Professional services, training and other services	6,892	8,094	21,491	25,230
Total net revenues	$93,461	$104,046	$295,481	$300,598

The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$31,267	$37,078	$110,697	$112,726
Other Americas	9,471	7,466	23,232	20,216
Europe, Middle East and Africa	40,579	43,179	115,171	124,148
Asia-Pacific	12,144	16,323	46,381	43,508
Total net revenues	$93,461	$104,046	$295,481	$300,598

Contract Asset

Contract asset activity for the nine months ended September 30, 2019 was as follows (in thousands):

September 30, 2019
Contract asset at January 1, 2019	$16,513
Revenue in excess of billings	20,016
Customer billings	(22,111)
Contract asset at September 30, 2019	$14,418
Less: long-term portion (recorded in other long-term assets)	—
Contract asset, current portion	$14,418

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2019 was as follows (in thousands):

September 30, 2019
Deferred revenue at January 1, 2019	$99,601
Billings deferred	54,882
Recognition of prior deferred revenue	(69,502)
Deferred revenue at September 30, 2019	$84,981

A summary of the significant performance obligations included in deferred revenue as of September 30, 2019 is as follows (in thousands):

September 30, 2019
Product	$7,363
Subscription	2,071
Support contracts	60,681
Implied PCS	12,816
Professional services, training and other	2,050
Deferred revenue at September 30, 2019	$84,981

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $12.8 million attributable to Implied PCS recorded in deferred revenue as of September 30, 2019. We expect to recognize revenue for these remaining performance obligations of $1.6 million for the remainder of 2019 and $5.0 million, $3.0 million, $1.7 million and $1.0 million for the years ended December 31, 2020, 2021, 2022, and 2023, respectively.

As of September 30, 2019, we had approximately $51.2 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $50.7 million of these performance obligations were unbilled as of September 30, 2019. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $51.2 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

11.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term Loan, net of unamortized debt issuance costs of $3,578 at September 30, 2019 and $2,613 at December 31, 2018	$200,180	$122,811
Notes, net of unamortized original issue discount and debt issuance costs of $1,046 at September 30, 2019 and $9,022 at December 31, 2018	27,821	97,731
Other long-term debt	1,297	1,453
Total debt	229,298	221,995
Less: current portion	29,705	1,405
Total long-term debt	$199,593	$220,590

The following table summarizes the maturities of our borrowing obligations as of September 30, 2019 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2019	$319	$—	$32	$351
2020	2,231	28,867	133	31,231
2021	4,781	—	143	4,924
2022	6,375	—	153	6,528
2023	190,052	—	164	190,216
Thereafter	—	—	672	672
Total before unamortized discount	203,758	28,867	1,297	233,922
Less: unamortized discount and issuance costs	3,578	1,046	—	4,624
Less: current portion of long-term debt	1,753	27,821	131	29,705
Total long-term debt	$198,427	$—	$1,166	$199,593

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Total interest expense for the three and nine months ended September 30, 2019 was $0.5 million and $3.9 million, respectively, reflecting the coupon and accretion of the discount.

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

On April 11, 2019, we announced the commencement of a cash tender offer (the “Offer”) for any and all of our outstanding Notes. On May 9, 2019, as of the expiration of the Offer, Notes with an aggregate principal amount of $74.0 million were validly tendered. We accepted for purchase all Notes that were validly tendered at the expiration of the Offer at a purchase price equal to $982.50 per $1,000 principal amount of Notes, and settled the Offer on May 13, 2019 for $72.7 million in cash. We recorded $74.0 million extinguishment of debt, $0.6 million of equity reacquisition, and $2.9 million loss on the extinguishment of debt. In connection with the Offer, the number of options under the Capped Call was reduced to 28,867 to mirror the remaining principal outstanding for the Notes, and an immaterial partial unwind cash payment was received in May 2019.
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

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023, and increased the Term Loan by $22.7 million and the amount available under the Credit Facility by $12.5 million, for an aggregate amount available of $22.5 million. Under the terms of the amendment, aggregate quarterly principal repayments beginning September 30, 2018 through June 30, 2020 will be $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, and finally from July 1, 2021 through May 10, 2023 equal to $1,593,750.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed will mature on May 10, 2023 under the Financing Agreement, and interest accrues on the Delayed Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. The amendment also modified the covenant that requires us to maintain a leverage ratio based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

The Financing Agreement amendment effective April 8, 2019 was accounted for as a debt modification, and therefore, $1.6 million of the refinancing fees paid directly to the Lenders was recorded as deferred debt issuance costs, and $4.4 million of the refinancing fees paid to the third parties was expensed. We recorded $4.6 million and $11.7 million of interest expense on the Term Loan during the three and nine months ended September 30, 2019, respectively. There were no amounts outstanding under the Credit Facility as of September 30, 2019. We were in compliance with the Financing Agreement covenants as of September 30, 2019.

12. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the nine months ended September 30, 2019 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	891,892	—	891,892	$8.46
Granted	—	—	—	$—
Exercised	(66,506)	—	(66,506)	$7.39
Forfeited or canceled	(231,886)	—	(231,886)	$10.96
Options outstanding at September 30, 2019	593,500	—	593,500	$7.60	1.37	$—
Options vested at September 30, 2019 or expected to vest			593,500	$7.60	1.37	$—
Options exercisable at September 30, 2019			593,500	$7.60	1.37	$—

Information with respect to our non-vested restricted stock units for the nine months ended September 30, 2019 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2019	1,978,676	966,143	2,944,819	$4.91
Granted	1,212,076	411,043	1,623,119	$7.33
Vested	(830,949)	(666,451)	(1,497,400)	$4.85
Forfeited	(214,710)	(156,470)	(371,180)	$5.39
Non-vested at September 30, 2019	2,145,093	554,265	2,699,358	$6.33	1.12	$16,682
Expected to vest			2,699,358	$6.33	1.12	$16,682

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of products revenues	$103	$40	$244	$83
Cost of services revenues	82	55	177	139
Research and development expenses	305	236	762	439
Marketing and selling expenses	532	419	1,276	1,152
General and administrative expenses	1,023	1,326	3,329	2,518
	$2,045	$2,076	$5,788	$4,331

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Business Overview

We develop, market, sell, and support software and integrated solutions for video and audio content creation, management, and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform, and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video, and other digital media content. With over one million creative users and thousands of enterprise clients relying on our technology platforms and solutions around the world, Avid enables the industry to thrive in today’s connected media and entertainment world.

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate, and enlighten the world. Our clients rely on Avid to create the most prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events, and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the entire editing and post production process for television. Our creative tools and workflow solutions were used in all 2019 Oscar nominated films for Best Film Editing, Best Sound Editing, Best Sound Mixing, and Best Picture.

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

We work to ensure that we are meeting customer needs, staying ahead of industry trends, and investing in the right areas through a close and interactive relationship with our customer base. The Avid Customer Association was established to be the world’s most innovative and influential media technology community representing thousands of organizations and over 27,000 professionals from all levels of the industry including the industry’s most inspirational and award-winning thought leaders, innovators, and storytellers. The Avid Customer Association fosters collaboration between Avid, its customers, and other industry colleagues to help shape our product offerings as well as providing a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model, through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014, and had approximately 170,000 paying subscribers at the end of the third quarter of 2019. These licensing options offer choices in pricing and deployment to suit our customers’ needs. While our subscription offerings to date have primarily been sold to creative professionals, going forward our goal is to increase subscription sales to media enterprises as we expand offerings and move through customer upgrade cycles, which we believe will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time. We believe our strategy to increase recurring revenue will continue to increase our visibility of revenue and cash flows in future periods.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives with an emphasis on non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We are also revamping our supply chain and logistics, moving to a lean model that leverages a new supplier and distribution network. Difficulties with the supply chain transition resulted in hardware orders that were unfilled at the end of the third quarter, that the Company expects to ship during the fourth quarter. We are optimizing our go-to-market strategy, simplifying our strategy to address specific customer markets to help maximize our commercial success, which we expect will improve effectiveness, while increasing efficiency and driving growth of our pipeline and ultimately revenue.

A summary of our revenue sources for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software licenses	$18,968	$18,567	$54,751	$51,052
Maintenance	33,361	35,033	97,018	104,869
Software licenses and maintenance	52,329	53,600	151,769	155,921
% of total revenue	56%	52%	51%	52%
Integrated solutions	34,240	42,352	122,221	119,447
Professional services & training	6,892	8,094	21,491	25,230
Total revenue	$93,461	$104,046	$295,481	$300,598

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges, discount rates used for lease liabilities, stock-based compensation, income tax assets and liabilities, and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2018 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical.

Revenue Recognition

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. We account for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance, and (v) collectibility is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, support, training, and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

See Note 10 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

Leases

We have operating leases for facilities and certain equipment in North America, Europe, and Asia. Our operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. An average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, was used for our leases that commenced prior to that date. We determined that the rate of 6% is appropriate for our operating leases after we considered an estimated incremental borrowing rate provided by our bank, the interest rate of our Term Loan, and the terms and geographic locations of our facilities. For the $38.0 million we recorded as the net lease liabilities as of January 1, 2019 that was calculated using a 6% discount rate, an increase or decrease in the discount rate of 2% would have an impact of approximately $3.0 million on the net lease liabilities recorded. See Note 6 for further discussion on our leases.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Product	45.9%	50.1%	50.0%	48.2%
Services	54.1%	49.9%	50.0%	51.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.1%	41.7%	40.5%	42.6%
Gross margin	61.9%	58.3%	59.5%	57.4%
Operating expenses:
Research and development	15.9%	15.3%	15.7%	15.8%
Marketing and selling	23.9%	22.5%	24.8%	25.7%
General and administrative	12.9%	13.1%	13.0%	13.9%
Amortization of intangible assets	—%	0.3%	0.2%	0.4%
Restructuring costs, net	0.2%	0.2%	0.2%	1.1%
Total operating expenses	52.9%	51.4%	53.9%	56.9%
Operating income (loss)	9.0%	6.9%	5.6%	0.5%
Interest and other expense, net	(5.9)%	(5.5)%	(8.1)%	(5.8)%
Income (loss) before income taxes	3.1%	1.4%	(2.5)%	(5.3)%
Provision for (benefit from) income taxes	(0.3)%	0.4%	0.1%	0.3%
Net income (loss)	3.4%	1.0%	(2.6)%	(5.6)%

Net Revenues

Our net revenues are derived mainly from sales of products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Revenues for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Products and solutions	42,911	(9,222)	(17.7)%	52,133
Services	50,550	(1,363)	(2.6)%	51,913
Total net revenues	$93,461	$(10,585)	(10.2)%	$104,046

Net Revenues for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Products and solutions	147,633	2,711	1.9%	144,922
Services	147,848	(7,828)	(5.0)%	155,676
Total net revenues	$295,481	$(5,117)	(1.7)%	$300,598

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	34%	36%	37%	38%
Other Americas	10%	7%	8%	7%
Europe, Middle East and Africa	43%	41%	39%	41%
Asia-Pacific	13%	16%	16%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues decreased $9.2 million, or 17.7%, for the three months ended September 30, 2019, and increased $2.7 million, or 1.9%, for the nine months ended September 30, 2019, compared to the same periods in 2018. The decrease for the three months ended September 30, 2019 was primarily due to challenges implementing the new supply chain model, including ramping up the new production lines. The increases for the nine months ended September 30, 2019 was primarily due to strong growth in our storage product sales, audio tools, live-sound consoles sales, and subscriptions.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $1.4 million, or 2.6%, for the three months ended September 30, 2019, and decreased $7.8 million, or 5.0%, for the nine months ended September 30, 2019, compared to the same periods in 2018. The decreases in both periods were primarily due to (i) the timing of large projects, (ii) efforts to rationalize profitability of professional services by taking on fewer low margin projects, and (iii) lower maintenance revenues during the three and nine months ended September 30, 2019, compared to the same periods in 2018.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$23,877	$(3,165)	(11.7)%	$27,042
Services	11,726	(2,717)	(18.8)%	14,443
Amortization of intangible assets	—	(1,950)	(100.0)%	1,950
Total cost of revenues	$35,603	$(7,832)	(18.0)%	$43,435

Gross profit	$57,858	$(2,753)	(4.5)%	$60,611

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$79,535	$(149)	(0.2)%	$79,684
Services	36,408	(6,006)	(14.2)%	42,414
Amortization of intangible assets	3,738	(2,112)	(36.1)%	5,850
Total cost of revenues	$119,681	$(8,267)	(6.5)%	$127,948

Gross profit	$175,800	$3,150	1.8%	$172,650

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our gross margin percentage for the three months ended September 30, 2019 increased to 61.9% from 58.3% for the same period in 2018, and gross margin percentage for the nine months ended September 30, 2019 increased to 59.5% from 57.4% for the same period in 2018. These increases were primarily due to a favorable mix of high margin product revenues and cost savings from our programs to increase operational efficiencies.

Gross Margin % for the Three Months Ended September 30, 2019 and 2018
	2019 Gross Margin %	Change	2018 Gross Margin %
Products	44.4%	(3.7)%	48.1%
Services	76.8%	4.6%	72.2%
Total	61.9%	3.6%	58.3%

Gross Margin % for the Nine Months Ended September 30, 2019 and 2018
	2019 Gross Margin %	Change	2018 Gross Margin %
Products	46.1%	1.1%	45.0%
Services	75.4%	2.6%	72.8%
Total	59.5%	2.1%	57.4%

Operating Expenses and Operating Income (Loss)

Operating Expenses and Operating Income (Loss) for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development	$14,860	$(1,013)	(6.4)%	$15,873
Marketing and selling	22,334	(1,127)	(4.8)%	23,461
General and administrative	12,034	(1,626)	(11.9)%	13,660
Amortization of intangible assets	—	(363)	(100.0)%	363
Restructuring costs, net	229	3	1.3%	226
Total operating expenses	$49,457	$(4,126)	(7.7)%	$53,583

Operating income (loss)	$8,401	$1,373	19.5%	$7,028

Operating Expenses and Operating Income (Loss) for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development	$46,325	$(1,218)	(2.6)%	$47,543
Marketing and selling	73,341	(4,011)	(5.2)%	77,352
General and administrative	38,543	(3,113)	(7.5)%	41,656
Amortization of intangible assets	695	(394)	(36.2)%	1,089
Restructuring costs, net	518	(2,883)	(84.8)%	3,401
Total operating expenses	$159,422	$(11,619)	(6.8)%	$171,041

Operating income (loss)	$16,378	$14,769	917.9%	$1,609

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $1.0 million, or 6.4%, for the three months ended September 30, 2019, and decreased $1.2 million, or 2.6%, for the nine months ended September 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$(348)	(3.7)%
Facilities and information technology	$(617)	(19.3)%
Consulting and outside services	(188)	(7.3)%
Other	140	(2.1)%
Total R&D expenses decrease	$(1,013)	(6.4)%

Change in R&D Expenses for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$1,076	3.9%
Facilities and information technology	(1,514)	(15.3)%
Consulting and outside services	(947)	(12.2)%
Other	167	4.2%
Total R&D expenses decrease	$(1,218)	(2.6)%

The increase in personnel-related expenses for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the capitalization of certain R&D labor costs for the six months ended June 30, 2018. The capitalized R&D labor costs were related to our SaaS product platform development, and were not material for the nine months ended September 30, 2019 as new projects were in an early stage. We expect to capitalize additional R&D labor costs in the remaining quarter of 2019 as the SaaS product platform development work continues. The decreases in consulting and outside services and facilities and information technology expenses for the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily due to the funding received from a third party for the milestones we achieved on our cloud based products, and the result of our programs to increase operational efficiencies and reduce costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses decreased $1.1 million, or 4.8%, for the three months ended September 30, 2019, and decreased $4.0 million, or 5.2%, for the nine months ended September 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$(796)	(4.7)%
Advertising and promotions	191	19.2%
Other	(523)	(15.7)%
Total marketing and selling expenses decrease	$(1,127)	(4.8)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Increase (Decrease) From 2018
	$	%
Personnel-related	$(2,660)	(5.0)%
Advertising and promotions	(1,423)	(17.6)%
Foreign exchange translations	641	202.0%
Other	(569)	(3.7)%
Total marketing and selling expenses decrease	$(4,011)	(5.2)%

The decrease in personnel-related expenses and advertising and promotions expenses for the three months and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily the result of our programs to increase operational efficiencies and reduce costs. The increase in foreign exchange translations for the three months ended September 30, 2019, compared to the same periods in 2018, was due to more foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The change was primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $1.6 million, or 11.9%, for the three months ended September 30, 2019, and decreased $3.1 million, or 7.5%, for the nine months ended September 30, 2019, compared to the same periods in 2018. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Decrease From 2018
	$	%
Personnel-related	$(1,868)	(29.0)%
Consulting and outside services	469	11.8%
Other	(227)	(7.0)%
Total G&A expenses decrease	$(1,626)	(11.9)%

Change in G&A Expenses for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019 Decrease From 2018
	$	%
Personnel-related	$(1,841)	(10.1)%
Consulting and outside services	(691)	(5.2)%
Other	(581)	(5.7)%
Total G&A expenses decrease	$(3,113)	(7.5)%

The decrease in personnel-related expenses for the three months and nine months ended September 30, 2019, compared to the same period in 2018, was primarily the result of our spending control initiatives and decrease in incentive-based compensation accrual. The increase in consulting and outside services for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to higher webstore fees due to an increase in transactions. The decrease in consulting and outside services for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to lower legal expenses.

Interest and other expense, net
The increase in interest and other expenses, net, for the nine months ended September 30, 2019, compared to the same period in 2018, was the result of the Financing Agreement amendment effective April 8, 2019 and the purchase of a portion of our Notes in May 2019. We recorded $4.4 million of refinancing fees and a $2.9 million loss on the extinguishment of debt during the three months ended June 30, 2019.

Provision for (Benefit from) Income Taxes

Provision for (Benefit from) Income Taxes for the Three Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
		$	%
Provision for (benefit from) income taxes	$(283)	$(708)	(166.6)%	$425

Provision for Income Taxes for the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
		$	%
Provision for income taxes	$155	$(669)	(81.2)%	$824

We had a year over year decrease in our income tax provision by (166.6%) and (81.2%), respectively, for the three and nine month periods ending September 30, 2019. During the three months ended September 30, 2019, we completed a legal entity reorganization that reduced the number of our German subsidiaries. This allowed us to remove a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities resulting in a net income tax benefit of $0.9 million. This benefit was the primary driver of the decrease in our income tax provision in both the three and nine month periods ended September 30, 2019.

The tax benefit in both the three month and nine month period ended September 30, 2019 was partially offset by an increase in the tax provision due to changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

In certain foreign jurisdictions that currently have full valuation allowances, we have been experiencing improved profitability due to better operating results. Accordingly, we may be required to reverse valuation allowances recorded against certain international deferred tax assets in the near future which would result in a material non-cash income tax benefit in the quarter the realizability of the respective deferred taxes was deemed to be more likely than not and would increase non-cash income tax expense in periods subsequent to the reversal.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $52.3 million as of September 30, 2019. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed will mature on May 10, 2023 under the Financing Agreement, and interest accrues on the Delayed Draw Funds and the existing outstanding borrowings under the Financing Agreement at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. The amendment also modified the covenant that requires us to maintain a leverage ratio based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,112	$(4,248)
Net cash used in investing activities	(5,629)	(7,565)
Net cash (used in) provided by financing activities	(7,183)	14,189
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(615)	(358)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,315)	$2,018

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $1.1 million for the nine months ended September 30, 2019. The increase in cash provided by operations compared to the nine months ended September 30, 2018 was primarily due to increased revenues and our programs to increase operational efficiencies and reduce costs, the impact of which was partially offset by an increase in working capital requirements.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, net cash flows used in investing activities reflected $5.6 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, net cash flows used in financing activities were the result of the Delayed Draw Funds used for the purchase of a portion of our Notes, and refinancing fees paid to the bank and third parties.

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

Foreign Currency Exchange Risk

We have significant international operations and derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the changes in foreign currency exchange rates that could adversely affect our revenues, net income, and cash flow.

We recorded a net foreign exchange loss of $1.0 million and a loss of $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2019, would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

We borrowed $100.0 million, $15.0 million and $22.7 million under the Term Loan on February 26, 2016, November 9, 2017 and May 10, 2018, respectively, and an additional $79.3 million in the form of the Delayed Draw Funds on May 2, 2019. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. Under the terms of the amendment effective April 8, 2019, interest accrues on the Delayed Draw Funds, outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture.
We purchased $2.0 million of our Notes during 2017, $16.2 million during 2018, $3.9 million on January 22, 2019, and an additional $74.0 million through a cash tender offer on May 13, 2019. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2019, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported on July 15, 2019, our Chief Accounting Officer tendered his resignation to accept a position with another company effective August 5, 2019. We will appoint a Vice President and Chief Accounting Officer during the fourth quarter.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 7, 2019	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer