Form 10-K
period 2019-12-31
AVID TECHNOLOGY, INC.
filed 2020-03-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number:  1-36254
_______________________
Avid Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				04-2977748
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
	75 Network Drive
	Burlington	Massachusetts	01803
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $371,280,918 based on the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2019.  The number of shares outstanding of the registrant’s Common Stock as of March 4, 2020 was 43,210,481.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Avid Technology, Inc. together with its consolidated subsidiaries, “Avid” or the “Company”, or “we”, “us,” or “our” unless the context indicates otherwise, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will,” and “would,” or similar expressions.

Forward-looking statements may involve subjects relating to, among others, the following:

•	our ability to successfully implement our strategy, including our cost saving strategies;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market, and sell new products and services;

•	our business strategies and market positioning;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses;

•	the anticipated performance of our products;

•	our ability to maintain adequate supplies of products and components, including through sole-source supply arrangements;

•	plans regarding repatriation of foreign earnings;

•	the outcome, impact, costs, and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	the risk of restatement of our financial statements;

•	estimated asset and liability values and amortization of our intangible assets;

•	our ability to protect and enforce our intellectual property rights;

•	our capital resources and the adequacy thereof; and

•
worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify international trade agreements as discussed further in “Risk Factors” in Item 1A of this Form 10-K.

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

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. “Avid” is a trademark of Avid Technology, Inc. Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following: Avid, Avid NEXIS, AirSpeed, FastServe, MediaCentral, Media Composer, Pro Tools, and Sibelius. Other trademarks appearing in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell, and support software and integrated solutions for video and audio content creation, management, and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of creative software tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform, and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video, and other digital media content. With over one million creative users and thousands of enterprise clients relying on our technology platforms and solutions around the world, Avid enables the industry to thrive in today’s connected media and entertainment world.

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate, and enlighten the world. Our clients rely on Avid to create prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events, and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars, and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the editing and post production process for television.

CORPORATE STRATEGY

Acceleration of digitization is having a tremendous impact on the media industry and altering the industry value chain. Today’s consumers are empowered to create and consume content on-demand, anywhere, anytime. Organizations in the media industry are under pressure to connect and automate the entire creation-to-consumption workflow, and are facing a number of challenges, including:

•
Increasing rate of content creation and digitization of media assets - Many organizations are feeling intense pressure to create more and more content, increasingly tailored for audience niches, while also facing greater competition from nimble players. At the same time, access to creative software tools is wider today than ever before, giving more people the ability to tell their stories.

•
Exponential growth of distribution platforms - The number of distribution platforms continues to expand, and the economic models of new distribution platforms are still evolving. Many organizations need to embrace new opportunities while also maximizing heritage business.

•
Continued increase in content consumption - There has been a tremendous increase in viewership in the last decade, but it is spread across many outlets and channels. This increase in viewership is dwarfed by an increase in competitive content. In addition, with growing audience fragmentation, compelling content, brand equity, and relevance are even more critical today.

•	Disparate mix of tools, skills, and workflows - Lack of commonality and a fragmented supplier landscape creates incompatibilities, inhibiting agility, collaboration, sharing, and efficiency.

•
Media technology budgets - Today’s economic realities are placing pressure on media technology budgets, while content output must increase exponentially to deliver on the market requirements. Content creators and distributors have to work with essentially flat budgets, which demands more efficient workflows and solutions.

We believe we are uniquely positioned in the media technology industry because we have a differentiated platform strategy and a well-established market position. Our products and solutions allow our customers to (i) create high-quality, engaging, and immersive content, (ii) distribute to more outlets and devices, (iii) maximize and protect the value of media assets, and (iv) create operational and capital efficiency. As a result of our unique position across the media industry, we believe we can take advantage of the following opportunities and trends:

•
Large and growing market poised for transition - Our customers are facing significant disruption and need to make major changes and investments in their business and operational approaches. Our product offerings will help them address those challenges.

•	Deeply entrenched with a market leadership position - We can strategically leverage a significant global customer base that is loyal to our brand across TV, film, music, and media.

•
Positioned to help the industry navigate disruption - Our unique approach encompasses a common technology platform, leading software applications and integrated solutions with a large and open ecosystem, which we believe differentiates us from our competitors.

•
Ready to intercept the next emerging opportunity - By leveraging our partnership with Microsoft and our MediaCentral platform, we believe we can lead the media and entertainment industry into the cloud with market-leading Software as a Service, or SaaS, offerings.

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our Avid MediaCentral Platform. This platform is an open, extensible and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access and enables fast and easy creation, delivery, and monetization of content.

We work to ensure that we are meeting customer needs, staying ahead of industry trends, and investing in the right areas through a close and interactive relationship with our customer base. The Avid Customer Association was established to be an innovative and influential media technology community. It represents thousands of organizations and over 33,000 professionals from all levels of the industry including inspirational and award-winning thought leaders, innovators, and storytellers. The Avid Customer Association fosters collaboration between Avid, its customers, and other industry colleagues to help shape our product offerings and provide a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by the end of 2019 had approximately 188,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, though we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives with an emphasis on non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We are also revamping our supply chain and logistics, moving to a lean model that leverages a new supplier and distribution network. We are optimizing our go-to-market strategy, simplifying it to address specific customer markets and help maximize our commercial success. We expect this will improve our effectiveness, increase efficiency, and drive growth in our pipeline and ultimately revenue.

CUSTOMER MARKETS

We provide our solutions to the following markets:

•
Media Enterprises.  This market consists of broadcast, government, sports, and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this market rely on workflows that span content acquisition, creation, editing, distribution, sales, and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air, and various other proprietary platforms. Our domain expertise also allows us to provide customers in this market with a range of professional and consulting services. We sell into this market through our direct sales force and resellers.

•
Creative Professionals.  This market is made up of individual artists and small entities that create audio and video media as a paid service but do not currently distribute media to end consumers on a large scale. This market spans a wide-ranging target audience that includes: independent video editors; facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors, and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers, and engineers who compose and record music professionally; technicians, engineers, rental companies, and facilities that present, record, and broadcast audio and video for live performances; and students and teachers in career technical education programs in high schools, colleges, universities, and post-secondary vocational schools that prepare students for professional media production careers in the digital workplace. Our domain expertise also allows us to provide customers in this market with a broad range of professional services. We sell into this market through storefront and on-line retailers, as well as through our direct sales force, resellers, and our webstore.

PRODUCTS AND SERVICES

Overview

Avid’s growing product portfolio is rooted in providing open and extensible products that ensure our long-term position with customers. Our software and integrated solutions, as well as our services offerings, address the diverse needs, skills, and sophistication levels of our customers. All of our key products and solutions have been integrated into our MediaCentral Platform, which provides the industry’s most open, integrated, and efficient platform designed for media. In addition, we provide flexible deployment models, licensing options, and commercial structures so our customers can choose how, when, and where to deploy and use our tools.

The standalone software portion of our portfolio consists of our Creative Software Suite and the Enterprise Software Suite, representing a large high-margin software and maintenance business.

Creative Software Solutions

The Creative Software Suite includes our Media Composer, Pro Tools, and Sibelius tools, as well the Artist Community platform and the Avid Marketplace, all of which are key components of our cloud-enabled software subscription strategy.

Media Composer

Our award-winning Media Composer product line is used to edit video content, including television programming, commercials, and films. Our cloud-enabled solutions that include Media Composer enable broadcast news, sports, reality television, and film professionals to acquire, access, edit, and finish stories anytime and from everywhere. Leveraging an integrated, yet open, end-to-end architecture, this solution gives contributors the ability to craft stories where and while they are happening and speed them to delivery, while maintaining connectivity with the central production operation. Media Composer also offers resolution flexibility and independence, accelerating high-res, HDR, and HD workflows. We offer Media Composer through both subscription and perpetual license offerings.

Pro Tools

Our Pro Tools digital audio workstation software facilitates the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing, and mastering and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals in music, film, television, radio, gaming, Internet, and other media production environments. We offer Pro Tools through both subscription and perpetual license offerings.

Sibelius

Our Sibelius product allows users to create, edit, and publish musical scores. It is used by composers, arrangers, and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We also offer Sibelius | Cloud Sharing, which allows users to view and play scores anywhere from the cloud using current web browsers and mobile devices. We offer Sibelius through both subscription and perpetual license offerings.

Avid Link
Avid Link is a free mobile application for anyone wanting to connect with other artists, producers, mixers, composers, editors, videographers, movie makers, and graphic designers, and to the Avid Marketplace. Available for Mac, Windows, iOS, and Android users, Avid Link is intended to make it easy for users to find, connect, message, and collaborate with audio and video creators, promote their work and skills to a vast network of media professionals, manage and keep their software up to date, and purchase new tools. We believe Avid Link will increase interest and demand for Avid’s suite of product offerings.

Enterprise Software Solutions

Avid’s Enterprise Software Suite is built on the MediaCentral platform along with a suite of applications, modules, and services and is also the foundation of our cloud and SaaS offerings.

MediaCentral

MediaCentral | Cloud UX is Avid’s next-generation media production suite that further extends the Avid MediaCentral platform into the cloud. The MediaCentral platform scales from the simplest to the most sophisticated solutions. Built on a customizable cloud native microservices architecture, MediaCentral platform features a cloud-based user experience that runs on any device, workflow modules for editorial, production, news, graphics, and asset management, with applications to enhance and scale any of those modules, and a wide array of media services and partner connectors. Every user is connected in a completely integrated workflow environment with a user-friendly interface, and gains a unified view into all their media with flexible deployment options for on premises, hybrid, or cloud (public/private) environments.

As part of the Avid MediaCentral platform, we also offer an Editorial Management module for smaller creative teams that provides the same robust media management capabilities used by the largest media enterprises in the industry. Integrated within Media Composer via a panel, Editorial Management connects directly to Avid NEXIS storage to provide easy access to media with hyper-search functionality. Editorial Management also extends collaboration capabilities for the assistant editor in an easy to use web interface by allowing Media Composer bin creation, logging, and search capabilities, greatly expanding the efficiency of creative teams.

SaaS Solutions

We have a strategic partnership with Microsoft to deliver Azure certified solutions to support end-to-end hybrid and cloud deployments of news workflows. Our partnership includes developing virtualized versions of many of our product offerings, allowing them to run in a private cloud, public cloud, or in hybrid deployments. This enables customers to migrate to more traditional IT infrastructures leveraging IP technology to integrate disparate systems within a broadcast environment. We believe our new SaaS and cloud offerings will allow our customers to (i) scale production while lowering costs, (ii) enable anytime access, boosting efficiency and collaboration, and (iii) deliver content quickly and securely to any device, from anywhere. With many of our SaaS and cloud offerings just coming online, historical revenue related to SaaS offerings has not been significant, however, we expect these offerings to be important growth drivers going forward.

Integrated Solutions

The Integrated Solutions part of our portfolio mainly consists of four common, best-in-class hardware platforms that are combined with tightly integrated software elements to create powerful and differentiated solutions, all of which are designed to complement and enhance our overall software strategy.

Avid NEXIS

Our Avid NEXIS family of shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters, and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open, shared storage platform that includes file system technology on lower cost hardware, support for third-party applications, and streamlined administration to create more content at an affordable price. Avid NEXIS is the industry’s first and only software-defined storage platform specifically designed for storing and managing media. Avid NEXIS enables fully virtualized storage so media organizations can adjust storage capacity mid-project, without disrupting workflows. Powered by our MediaCentral Platform, Avid NEXIS delivers media storage flexibility, scalability, and control for both Avid-based and third-party workflows. It has been designed to serve small production teams as powerfully as large media enterprises and is built with flexibility to grow with customers through their business stages.

S6

Our S6 product line offers customers a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our Pro Tools | S6 control surface for sound recording, mixing, and editing was designed as a modular solution that scales to meet both current and future customer requirements. S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications. Finally, the free Pro Tools | Control iOS application enables customers to record and mix faster and easier than working with a mouse and keyboard alone.

S1 and S4

In July 2019, we unveiled two new audio control surfaces, the Avid S4 and Avid S1, for professionals at smaller facilities and project studios. Avid S4 brings the power and workflows of Avid’s industry-leading Pro Tools S6 control surface to budget-conscious audio professionals and small- to mid-size music and audio post facilities in an ergonomic and more compact package. The Avid S1 delivers the speed, rich visual feedback, and software integration of Avid’s high-end consoles in a portable, slimline surface that’s an easy fit for any space or budget.

Live Sound

Our VENUE product family and our VENUE | S6L live sound system includes console systems for mixing audio for live sound reinforcement for concerts, theater performances, and other public address events. We offer a range of VENUE systems designed for large performance settings, such as stadium concerts, as well as medium-sized theaters and houses of worship. VENUE systems allow the direct integration of Pro Tools solutions to mix and record live productions of any size.

Maestro

Our Maestro product line offers customers comprehensive solutions for integrating virtual sets, augmented reality, and video wall control into existing workflows, ideal for any type of production needs in news, sports, entertainment, and in-studio productions, creating greater accessibility, efficiency at scale to enable the delivery of content with graphics faster. Maestro features a core platform that includes a powerful render engine and featured design tool called Maestro | Designer that drives a line-up of applications that are designed to address the specific challenges broadcasters face when automating the integration of statistics and graphics for the creation of an engaging broadcast. By adding graphics capabilities across the entire product line, we enable journalists and producers to add graphics remotely to news stories or enhance any story with innovative stats to drive augmented reality graphics for presenting data in new and compelling ways.

FastServe

Our FastServe video server product line assists broadcasters in making the move to UHD and IP based workflows with a new, modular architecture. The Avid FastServe family integrates with the MediaCentral platform, empowering creative teams to deliver content fast for news, sports, entertainment, and other media productions. Its 10GbE interface offers direct connection to Avid NEXIS storage, enabling real-time ingest, editing, and playout, even while media is being captured. Its modular, future-proof architecture improves efficiency and provides a smooth transition from HD to UHD, and from SDI workflows to video over IP. We also continue to sell and support our on-air server solutions, including AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming. The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size.

I/O and Processing

We offer a number of hardware products that complement our Media Composer and Pro Tools creative solutions, which include I/O devices, interfaces, and audio and video processing equipment.

Customer Support

We offer a variety of service contracts and support plans for our software and integrated solutions, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Support contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Support contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Support contracts are also sold on an enterprise basis where a customer purchases support for all Avid products owned. Our Customer Care team provides customers with a partner committed to giving them help and support when they need it. Our global Customer Care team of industry professionals offers a blend of technology expertise and real-world experience throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

Professional Services

Our Professional Services team delivers workflow design and consulting, program, and project management, system installation and commissioning, custom development, and role-based product level training. The Professional Services team facilitates the engagement with our customers to maximize their investment in technology, increase their operational efficiency, and enable them to reduce deployment risk and implement our solutions.

Training and Education

Our Education team delivers public and private training to our customers and alliance partners to ensure that they have the necessary skills and technical competencies to deploy, use, administer, and create Avid solutions. The Education team develops and licenses curriculum content for use by third-party Avid Learning partners to deliver training to customers, users, and alliance partners. The Education team includes the Avid Certification program which validates the skills and competency of Avid users, administrators, instructors, support representatives, and developers.

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

Certain companies that compete with us across some of our products and solutions are listed below by the market relevant to Avid in which they compete predominantly:

•
Broadcast and Media: Grass Valley, ChyronHego Corporation, Dalet S.A., Dell Technologies Inc. (EMC Isilon), EVS Corporation, Harmonic Inc., Quantum Corporation, Ross Video Limited, and Vizrt Ltd., among others.

•
Audio and Video Post and Professional: Ableton AG, Adobe Systems Incorporated, Apple Inc., AudioTonix Limited, Blackmagic Design Pty Ltd, PreSonus Audio Electronics, Inc., and Yamaha Corporation, among others.

Some of our principal competitors are substantially larger than we are and have greater financial, technical, marketing, and other resources than us. For a discussion of these and other risks associated with our competitors, see “Risk Factors” in Item 1A of this Form 10-K.

OPERATIONS

Sales and Services Channels

We market and sell our products and solutions through a combination of direct, indirect, and digital sales channels. Our direct sales channel consists of internal sales representatives serving select customers and markets. Our indirect sales channels include global networks of independent distributors, value-added resellers, system integrators, and retailers. Our digital sales channel is represented by the online Avid Marketplace, and also through the Xchange Market Platform, or XMP, with some of our key partners and distributors.

We have significant international operations with offices in 19 countries and the ability to reach approximately 171 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 63%, 64% and 62% of our total net revenues in 2019, 2018 and 2017, respectively. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

We generally ship our products shortly after the receipt of an order. However, a high percentage of our revenues has historically been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Orders that may exist at the end of a quarter and have not been shipped are not recognized as revenues in that quarter and are included in revenue backlog.

We provide customer care services directly through regional in-house and contracted support centers and major-market field service representatives and indirectly through dealers, value-added resellers, and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including telephone and online technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to customer care services, we offer a broad array of professional services, including installation, integration, planning and consulting services, and customer training.

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

Our contract manufacturers and OEMs manufacture our products at a relatively limited number of different facilities located throughout the world and, in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay, or prevent the production of our products. Because some of our manufacturing or our contract manufacturers’ operations are located outside of the United States, principally located in Mexico, those manufacturing operations are also subject to additional challenges and risks associated with international operations. For these and other risks associated with our manufacturing operations, see “Risk Factors” in Item 1A of this Form 10-K.

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets as well as a generic media platform for the media industry. Having helped establish the digital media technology industry, we are building on a 30-year heritage of innovation and leadership in developing content-creation solutions and platforms. We have research and development, or R&D, operations in seven facilities located in five countries. Our R&D efforts are focused on the development of digital media content-creation, distribution, and monetization tools as well as the media platform. These tools operate primarily on the Mac and on Windows platforms, whereas the media platform primarily operates on Linux platforms. Our R&D efforts also include highly optimized media storage solutions, standards-based media transfer and media asset management tools, and ingest and playout solutions to cover the entire workflow. Our R&D expenditures for 2019, 2018 and 2017 were $62.3 million, $62.4 million and $68.2 million, respectively, which represented 15%, 15% and 16% of our total net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our philosophy is to prioritize research and development investments to take advantage of market opportunities based on the following short-term, medium-term, and long-term horizons:

•	Here & Now - Improve performance, solidify core portfolio, improve margins, and ignite growth.

•	Emerging - Expand opportunities by pursuing growth areas, extending our product portfolio, and expanding market opportunities.

•	Transformational - Build for the future, creating unique defensible differentiation in our products and solutions with disruptive and visionary innovation.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Berkeley, California; Munich, Germany; Kaiserslautern, Germany; Kfar Saba, Israel; Szczecin, Poland; and Montreal, Canada. We also partner with a vendor in Kiev, Ukraine for outsourced R&D services.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks, and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At February 8, 2020, we held 114 U.S. patents, with expiration dates through 2039, and had 15 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Nexis, AirSpeed, FastServe, MediaCentral, Media Composer, Pro Tools, and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks, and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence, and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through, or signed license agreements. Our products generally contain features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets, and other measures, there can be no assurance that any patent, trademark, copyright, or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. Others may develop technologies that are similar or superior to our technology, duplicate our technology, or design around the patents that we own. In addition, effective patent, copyright, and trade secret protection may be unavailable or limited in countries in which we do business or may do business in the future. For these and other risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, the Middle East, Asia and Australia. At December 31, 2019, our worldwide workforce consisted of 1,429 employees and 325 external contractors.

AVAILABLE INFORMATION

We make available free of charge on our website, www.avid.com, copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to those reports as soon as practicable after filing with the Securities and Exchange Commission, or SEC. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website at www.sec.gov. The information contained on our web site shall not be deemed incorporated by reference in any filing under the Exchange Act.

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

Our operations, and the operations of our customers, are vulnerable to interruptions by natural disasters and catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities in California near major earthquake fault lines. We may not be able to protect our company from, and we are predominantly uninsured for, business continuity losses and disruptions caused by such catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber-attack, act of war, or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors, and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers’ purchasing decisions and reduce demand for our products and services. For example, due to the recent outbreak of the coronavirus originating in Wuhan, China, there likely will be disruption to our supply chain as certain of the hardware subcomponent shipments from our manufacturing and hardware development vendors in China may be delayed. Additionally, the outbreak of the coronavirus likely will cause disruption to our customers in China, and possibly elsewhere, reducing or delaying purchasing decisions. We may also experience disruption to our internal operations if we are forced to restrict employee travel, cancel events with customers or partners, or even close office facilities as a result of the outbreak. Although we are monitoring the situation, the Company cannot predict for how long, or the ultimate extent to which the outbreak may disrupt the Company’s operations. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until the Company would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate these changes or adapt to them quickly, our revenues will be adversely affected and our business will be harmed.

The media industry is rapidly and dramatically transforming as a result of free content, minimal entry costs for creation and distribution, and expanded use of mobile devices. As a result, our customers’ needs, businesses, and revenue models are changing, often in ways that deviate from our traditional core strengths and bases. If we cannot anticipate these changes or adapt to them quickly, our revenues will be adversely affected and our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Because of the consumerization of the media industry, there is more pressure to create media that can be efficiently repurposed in a variety of ways. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms, and diminished revenues from traditional advertising could cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important source of revenue for us. Additionally, our customers may seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

The ongoing evolution of the media industry may reduce demand for some of our existing products and services. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

Our success depends in significant part on our ability to offer innovative products and solutions in response to dynamic and rapidly evolving market demand.

To succeed in our market, we must offer innovative products and solutions. Innovation requires that we accurately predict future market trends and customer expectations, and that we quickly adapt our development efforts in response. We must also protect our product roadmap and new product initiatives from leaks that might reduce or eliminate any innovative edge that we seek. Predicting market trends is difficult because our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, we may be unable to capture customer demand and our market reputation and financial performance will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only some of the possible innovations due to limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations.

Our success also depends on our ability to manage a number of risks associated with new products that we introduce, including timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities, and costs to meet demand. There can be no assurance that our efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

Our increased emphasis on a cloud strategy may give rise to risks that could harm our business.

Our cloud strategy requires continued investment in product development and cloud operations, where we have a limited operating history. Our cloud strategy has also led to changes in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether our cloud strategy will prove successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, we may not be successful in selling subscriptions;

•	although we intend to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in achieving our target pricing;

•	our revenues might decline over the short or long term as a result of this strategy;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we enhance and expand our cloud operations.

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

With our transition to leveraging the Avid MediaCentral platform in our sales process, we have experienced longer and more complex sales cycle for some of our enterprise offerings, which could result in a loss of customers and lower revenues. The length and complexity in these sales cycles is due to a number of factors, including:

•
the need for our sales representatives to educate customers about the uses and benefits of our products and services, including technical capabilities, security features, potential cost savings, and return on investment, which are made available in large-scale deployments;

•	the desire of large and medium size organizations to undertake significant evaluation processes to determine their technology requirements prior to making information technology expenditures;

•	the negotiation of large, complex, enterprise-wide contracts, as often required by our and our customers' business and legal representatives;

•	the need for our customers to obtain requisition approvals from various decision makers within their organizations; and

•	customer budget constraints, economic conditions, and unplanned administrative delays.

We spend substantial time and money on our sales efforts without any assurance that potential customers will ultimately purchase our solutions. As we target our sales efforts at larger enterprise customers, these trends are expected to continue. Our long and complex sales cycle for these products makes it difficult to predict when a given sales cycle will close.

There are a number of financial and accounting risks in our subscription model.

A growing portion of our revenue is subscription-based pursuant to service and subscription agreements that are generally month-to-month or one year in length, and we intend to continue to expand our subscription-based offerings. Although the subscription model is designed to increase the number of customers who purchase our products and services on a recurring basis and create a more predictable revenue stream, there are certain risks inherent in a subscription-based model. These risks include the risk that customers will not renew their subscriptions, risks related to the timing of revenue recognition, and the risk of potential reductions in cash flows. Although many of our service and subscription agreements contain automatic renewal terms, generally, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. If customers do renew their subscriptions, these subscriptions may not be renewed on the same terms. Moreover, under certain circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenues may decline.  Our future growth is also affected by our ability to sell additional features and services to our current customers, which depends on a number of factors, including customers' satisfaction with our products and services, the prices of our offerings, and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows may decline.

A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if these sales are offset by a decline in sales from perpetual license customers. If any of our assumptions about revenue from our new businesses or our addition of a subscription-based model prove incorrect, our actual results may differ materially from those anticipated, estimated, or projected.  We may be unable accurately to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers, and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business, impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. With our development of Avid MediaCentral Platform, public and private marketplaces and cloud-based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. Significant or repeated reductions in the performance, reliability, security, or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers, and content providers.

Information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance our systems and networks, external theft or attack, misconduct by our employees, contractors, vendors, or external bad actors, or many other causes such as power failures, earthquakes, fire, or other natural disasters. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers.

Any information system failures or unauthorized access to our network or systems could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, we could incur substantial remediation costs, including costs associated with repairing our information systems, implementing further data protection measures, engaging third-party experts and consultants, and increased insurance premiums.

We operate in highly fragmented and competitive markets, and our competitors may be able to draw upon a greater depth and breadth of resources than those available to us.

We operate in highly fragmented and competitive markets characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases, and reduce prices. Markets for certain of our products have limited barriers to entry. Also, the fragmentation in our markets creates an additional risk of consolidation among our competitors, which would result in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, marketing, distribution, and support resources than we do. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can. If our competitors are more successful than we are in developing products, or in attracting and retaining customers, our financial condition and operating results could be adversely affected.

We obtain certain hardware product components and finished goods under sole-source supply arrangements, and disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for many hardware product components and finished goods, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced items. Our sole-source suppliers may cease, suspend, or otherwise limit production or shipment of our product components, due to, among other things, macroeconomic events, political crises, or natural or environmental disasters or other occurrences, or they may terminate our agreements or adversely modify supply terms or pricing. If any of these events occur, our ability to manufacture, distribute, and service our products would be impaired, and our business could be significantly harmed. We may not be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or on commercially reasonable terms. If we are forced to change sole-source suppliers due to a contract termination or other production cessation, it may take a significant amount of time and expenses to obtain substitute suppliers, during which time our inventory may be significantly reduced, which may adversely impact our working capital, liquidity, results of operations, or financial position. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position.

We have largely completed a transition of the manufacturer of certain of our hardware product components to a new vendor located in Mexico. As it works to meet our expectations, this new vendor may experience difficulty ramping up production to meet our demand within our desired timeline. Such a delay could result in significant product shortfalls and delays in delivery of products to our customers. For example, we experienced greater than expected challenges implementing our new supply chain model in the third quarter of 2019, including with respect to ramping up new production lines, which resulted in approximately

$8.1 million of hardware orders that were unfulfilled at the end of the third quarter. We plan to mitigate these risks by conducting manufacturing readiness reviews and may place company personnel on site at the international vendors’ facility to assist with production.

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

The profit margin for some of our products depends in part on the royalty, license, and purchase fees we pay in connection with third-party technology which we license for incorporation into our bundling with our products. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline, and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect our product sales. Third-party technology may also include certain open source software code that if used in combination with our own software may jeopardize our intellectual property rights or limit our ability to sell through certain sales channels. If any third-party technology license expires, is terminated, or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative third-party technology or developing our own substitute technology. In the interim, sales of our products may be delayed or suspended, or we may be forced to distribute our products with reduced feature sets or functionality.

Our products may experience defects that could negatively impact our customer relationships, market reputation, and operating results.

Our software products occasionally include coding defects (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. The quality control measures we use are not designed or intended to detect and remedy all defects. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation, and significant warranty or other expense and could have a material adverse impact on our financial condition and operating results.

Our international operations expose us to legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. For example, sales to customers outside the United States accounted for 63%, 64% and 62% of our total net revenues in 2019, 2018 and 2017, respectively. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Kiev, Ukraine, we have customer support activities in the Philippines, and we have operations in Poland and Israel.

Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with environmental, tax, labor and employment, and export laws, as well as other business regulations, in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	regional economic downturns;

•	economic, social, and political instability, security concerns, and the risk of war;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable;

•	difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations, and executing our business strategy internationally;

•	difficulties managing a global labor force;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	difficulties in maintaining effective internal control over financial reporting and disclosure controls;

•	costs and delays associated with developing products in multiple languages; and

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets.

Additionally, recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation, or GDPR, which became effective in the European Union, or EU, in 2018, applies to any of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR created a range of new data privacy related compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.

We may not be successful in developing, implementing, or maintaining policies and strategies that will be effective in managing the varying risks in each country where we do business. Our failure to manage these risks successfully, including developing appropriate contingency plans for our outsourced research and development work, could harm our international operations, reduce our international sales, and increase our costs, thus adversely affecting our business, operating results, and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-corruption laws.

We operate in several foreign jurisdictions. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

We operate in a number of countries that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws, including China. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Although we have policies that mandate compliance with these anti-corruption laws and require training, we cannot assure you that these policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in significant criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations, or financial condition.

We rely to a significant extent on manufacturing and hardware development vendors with operations in foreign jurisdictions. This may reduce our control over the manufacturing activities, create uncertainty with respect to intended cost savings and expose our proprietary assets to greater risk of misappropriation. Changes to these vendor relationships may result in delays or disruptions that could harm our business.

We rely to a significant extent on vendors for the development and manufacture of certain of our hardware products, primarily in Mexico. These relationships provide us with more flexible resource capabilities, access to global talent, and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures, and quality control. Language and cultural, and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation, and exchange rates. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

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

Furthermore, if one of our international vendors were, for any reason, to cease or experience significant disruptions in its operations, among others as a result of political unrest, we might be unable to replace it on a timely basis with a comparably priced provider. We would also have to expend time and resources to train any new development or manufacturing vendor. If any of the vendors were to suffer an interruption in its business, or experience delays, disruptions, or quality control problems in development or manufacturing operations, or if we had to change development or manufacturing vendors, our ability to provide services to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

Lengthy procurement lead times and unpredictable life cycles and customer demand for some of our products may result in significant inventory risks.

With respect to many of our products, particularly our audio products, we must procure component parts and build finished inventory far in advance of product shipments. Certain of these products may have unpredictable life cycles and encounter rapid technological obsolescence as a result of dynamic market conditions. We procure product components and build inventory based upon our forecasts of product life cycle and customer demand. If we are unable to accurately forecast product life cycle and customer demand or unable to manage our inventory levels in response to shifts in customer demand, the result may be insufficient, excess, or obsolete product inventory. Insufficient product inventory may impair our ability to fulfill product orders and negatively affect our revenues, while excess or obsolete inventory may require a write-down on products and components to their net realizable value, which would negatively affect our results of operations. In addition, we experienced greater than expected challenges implementing our new supply chain model in the third quarter of 2019, including with respect to ramping up new production lines. If we experience further disruptions in our supply chain in the future, we may experience significant product shortfalls and delays in delivery of products to our customers.

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

Our success depends in part on our ability to hire and retain competent and skilled management and technical, sales, and other personnel.

We are dependent on the continued service and performance of our management team and key technical, sales, and other personnel and our success will depend in part on our ability to recruit and retain these employees in a competitive job market. If we fail to recruit and retain, including through competitive compensation, competent and skilled personnel, we may incur increased costs or experience challenges with the execution of our strategic plan. Also, if we fail to maintain an inclusive and discrimination-free workplace, we risk losing employees.

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

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues, and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, contractual provisions, and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and, as we offer more software products, our revenues may be more vulnerable to loss through piracy. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse. As noted in more detail above, the legal regimes of certain foreign jurisdictions in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists, and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may infringe the patents or other intellectual property rights of third parties. Companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. We have received claims and are subject to litigation alleging that we infringe patents owned by third parties, and we may in the future be subject to such claims and litigation. Regardless of the scope or validity of such patents, or the merits of any patent claims by potential or actual litigants, we could incur substantial costs in defending intellectual property claims and litigation, and such claims and litigation could distract management’s attention from normal business operations. In addition, we provide indemnification provisions in agreements with certain customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that we will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to our products, and we have received claims for such indemnification. The results of any intellectual property litigation to which we are, or may become, a party, or for which we are required to provide indemnification, may require us to:

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

Potential acquisitions could be difficult to consummate and integrate into our operations, and they could disrupt our business, dilute stockholder value, or impair our financial results.

As part of our business strategy, from time to time we may seek to grow our business through acquisitions of or investments in new or complementary businesses, technologies, or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. There are numerous risks associated with acquisitions and investment transactions including, but not limited to, failing to realize anticipated returns on investment, unanticipated costs and liabilities associated with the acquisition, and difficulty assimilating the operations, policies and personnel of the acquired company.

Unanticipated changes in our tax provisions, the adoption of new tax legislation, or exposure to additional tax liabilities could affect our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, and other items in intercompany transactions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon the resolution of an audit could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income, and cash flows. In addition, our tax provision in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws.

We may be subject to litigation, which, if adversely determined, could harm our business and operating results.

The costs of defending litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome in any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition, and cash flows.

Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union, or Brexit, could have a material adverse effect on our business and results of operations.

There remains significant uncertainty regarding effects of Brexit, including, but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect of the expected Brexit has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, Brexit has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. Dollar, our reported revenue from foreign operations is reduced. As a result of Brexit, there may be further periods of volatility in the currencies in which we conduct business.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Liquidity and Financial Condition and Performance

If we are not able to generate and maintain adequate liquidity our ability to operate our business could be adversely affected.

Generating and maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, supplemented from time to time with the proceeds of long-term debt and borrowings under the revolving credit facility, or Credit Facility, governed by the financing agreement, dated February 26, 2016, as amended, between us and the lenders party thereto, or the Financing Agreement. We have the ability to borrow up to $22.5 million under the Credit Facility. We have also undertaken significant cost cutting measures and we may take additional measures to further improve our liquidity. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our Credit Facility and therefore reduce available funds under the Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of this Form 10-K). If we are unable to generate sufficient cash flow or our borrowings are not sufficient, our liquidity may significantly decrease, which could have an adverse effect on our business.

Restrictions in the Financing Agreement may limit our activities.

The Financing Agreement contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including, among other things, limitations on our ability to make investments, incur additional indebtedness, issue equity, sell assets, pay dividends and make other restricted payments, and create liens. We are also required to comply on an ongoing basis with certain financial covenants, including a maximum leverage ratio and an annual limit on the amount of our capital expenditures. Our ability to comply with these restrictions and covenants in the future is uncertain and could be affected by the levels of our cash flows from operations and events or circumstances beyond our control. Failure to comply with any of these restrictions or covenants may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before its scheduled due date. Certain events of default under the Financing Agreement may also give rise to a default under our outstanding 2.00% convertible senior notes due 2020, or the Notes, or other future indebtedness. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

We may not be able to achieve the efficiencies, savings, and other benefits anticipated from our cost reduction, margin improvement, and other business optimization initiatives.

We regularly review and implement programs to reduce costs, increase efficiencies, and enhance our business. We have undertaken, and expect to continue to undertake, various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure, and costs with our overall strategy. Past restructuring and cost reduction initiatives have included reductions in our workforce, facility consolidation, transferring resources to lower cost regions, and reducing other third-party services costs.

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

As of December 31, 2019, we had $229.6 million of indebtedness, including the Notes and borrowings under the Financing Agreement. This substantial level of indebtedness may:

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

The Notes mature in June 2020 and were a current liability on our balance sheet for the year ended December 31, 2019. We may elect to satisfy our conversion obligation by paying cash or delivering shares of our common stock. To the extent we do not elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Further, if a fundamental change occurs, we may not have enough available cash or be able to obtain financing to fulfill our obligation to repurchase the Notes. The Financing Agreement contains restrictions on our ability to settle conversions of the Notes with cash.

Our failure to repurchase Notes or pay any cash upon conversion of the Notes as required by the indenture governing the Notes would constitute a default under the Financing Agreement, and it could constitute a default under agreements governing our future indebtedness. If the repayment of the indebtedness under the Financing Agreement, or any other indebtedness, were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

We cannot make any assurance that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay the Notes or our other indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows to repay the Notes and our other indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have had a historical practice of providing free Software Updates. This represents an implied obligation of a form of post-contract customer support, or Implied Maintenance Release PCS, on many of our products. As a result of this Implied Maintenance Release PCS, we were required, under accounting principles generally accepted in the United States of America, or GAAP, to recognize revenue for many of these transactions ratably over a period that typically ranged from three to six years. Due to changes in accounting rules, namely Accounting Standards Update, or ASU, No. 2009-13 and ASU No. 2009-14, and the cessation of our practice of providing Implied Maintenance Release PCS for many of our products, revenue from older transactions continued to be recognized and, in some cases, accelerated into revenue through 2017. This resulted in significant increases to revenue and declines in deferred revenue during 2016 and 2017. New sales of many of the same products now qualify for upfront recognition and do not add significantly to deferred revenue balances. As a result, revenue attributable to older transactions has declined significantly through 2017 as corresponding deferred revenue is fully amortized and not being replenished by new transactions. Deferred revenue for the fiscal years 2016 and 2017 declined approximately $123 million and $31 million, respectively, as a result of these circumstances.

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

Our results of operations have been, and may continue to, be subject to significant quarterly variation. Our revenues and operating results for any particular quarter may also vary due to a number of factors, including, but not limited to, those enumerated under the section “Cautionary Note on Forward-Looking Statements,” appearing elsewhere in this Form 10-K and:

•	the timing of large or enterprise-wide sales and our ability to recognize revenues from such sales;

•	demand planning and logistics;

•	renewal rates under subscription contracts;

•	reliance on third-party reseller and distribution channels;

•	disruptions in our supply chain;

•	changes in operating expenses;

•	price protections and provisions for inventory obsolescence extended to resellers and distributors;

•	seasonal factors, such as higher consumer demand at year-end; and

•	complex accounting rules for revenue recognition.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide an adequate indication of our future performance. We cannot be certain when, or if, our operations will be profitable in future periods.

Our revenue backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and backlog orders may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues on our balance sheet, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. To the extent that our customers cancel their orders with us, or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated revenue backlog. Even where a project proceeds as scheduled, it is possible that the customer may default and fail to pay amounts owed to us. Material delays, payment defaults, or cancellations could reduce the amount of revenue backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues. Furthermore, orders included in our revenue backlog may not be profitable. We may experience variances in the realization of our revenue backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control. In addition, even if we realize all of the revenue from the projects in our revenue backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Fluctuations in foreign exchange rates may result in short-term currency exchange losses and could adversely affect our revenues from foreign markets and our manufacturing costs in the long term.

Our international sales are largely transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results, and cash flows. The majority of our international sales are transacted in euros. To hedge against the dollar/euro exchange exposure of the resulting forecasted payables, receivables and cash balances, we may enter into foreign currency contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in foreign currency. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities, if enacted, may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

Furthermore, the significance to our business of sales in Europe subjects us to risks associated with long-term changes in the dollar/euro exchange rate. A sustained strengthening of the U.S. dollar against the euro would decrease our expected future U.S. dollar revenues from European sales, and could have a significant adverse effect on our overall profit margins. During the past few years, economic instability in Europe, including concern over sovereign debt in Greece, Italy, Ireland and certain other European Union countries and the uncertainty surrounding Brexit, caused significant fluctuations in the value of the euro relative to those of other currencies, including the U.S. dollar. Continuing uncertainty regarding economic conditions, including the solvency of these countries and the stability of the Eurozone, could lead to significant long-term economic weakness and reduced economic growth in Europe, the occurrence of which, or the potential occurrence of which, could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.

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

Our business is impacted by global economic conditions, which have been in recent years, and continue to be, volatile. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

The inability of our customers to obtain credit in the future may impair their ability to make timely payments to us. Tightening of credit by financial institutions could also lead customers to postpone spending or to cancel, decrease, or delay their existing or future orders with us. Customer insolvencies could negatively impact our revenues and our ability to collect receivables. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. In the event we are impacted by global economic weakness, we may record additional charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially and adversely affected.

Efforts by the current Administration to withdraw from, or materially modify international trade agreements, and the imposition of tariffs, and any other future attempts to otherwise limit international trade could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities is conducted in foreign countries, including Mexico and China. Although the new U.S.-Mexico-Canada Agreement, or USMCA, which replaced the North American Free Trade Agreement, is likely to be in force in 2020, there remains some uncertainty regarding the ultimate effects of the USMCA on international trade involving the three countries. The current Administration has also imposed certain tariffs on international trade and may consider additional tariffs or other limitations on international trade. As a result of these actions, and any other actions that the U.S. may take in the future to withdraw from or materially modify other international trade agreements, or to otherwise limit international trade, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has historically experienced volatility. Our stock may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	our failure to accurately forecast revenues or operating results or to report financial or operating results within the range of our previously issued guidance;

•	our ability to produce accurate and timely financial statements;

•	whether our results meet analysts’ expectations;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors, or customers;

•	our commencement of, or involvement in, litigation;

•	short sales, hedging or other derivative transactions involving shares of our common stock;

•	shifts in financial markets and fluctuations of exchange rates; and

•	the actions and decisions of our significant stockholders.

Additionally, broader financial market and global economic trends may affect the market price of our common stock, regardless of our operating performance.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our largest stockholders, or the perception that such sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. Future sales of our common stock by stockholders could depress the market price of our common stock.

Delaware law and our charter documents may impede or discourage a takeover, which could reduce the market price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors, or a committee thereof, has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws, could impede a merger, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 124,000 square feet in two facilities in Burlington, Massachusetts for our principal corporate and administrative offices, as well as for significant R&D activities. The lease for 24,000 square feet expires in May 2020 and the lease for 100,000 square feet expires in May 2028.

We lease approximately 17,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales, and support functions, and 24,000 square feet in Dublin, Ireland for the final assembly and distribution of our products. We lease approximately 24,000 square feet in the Philippines for our Asia operations including customer support and administrative functions.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol AVID. The approximate number of holders of record of our common stock at March 4, 2020 was 249. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our Financing Agreement prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2014 through December 31, 2019 with the cumulative return during the period for:

•	the Nasdaq Composite Index (all companies traded on Nasdaq Capital, Global or Global Select Markets),

•	the 2018 Avid Peer Group Index, and

•	the 2019 Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2014 in our common stock, the Nasdaq Market Index, and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the Nasdaq Composite Index,
and the Avid Peer Groups

Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. As a result, we compare our common stock returns to a peer group index, which was composed of Nasdaq traded companies selected to best represent our peers based on various criteria, including industry classification, number of employees, and market capitalization.

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

The Avid Peer Group Index for 2019 was composed of: 3D Systems Corporation, Altair Engineering, Inc., Box, Inc., Brightcove Inc., Calix, Inc., Harmonic, Inc., IMAX Corporation, Microstrategy, Inc., OneSpan Inc., Progress Software Corporation, Ribbon Communications Inc., and Shutterstock, Inc.

The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2019, 2018, 2017, 2016, and 2015 and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from our audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2019 (1)	2018 (1)	2017 (2)	2016 (2)	2015 (2)
Net revenues	$411,788	$413,282	$419,003	$511,930	$505,595
Cost of revenues	162,713	174,118	176,887	179,207	197,445
Gross profit	249,075	239,164	242,116	332,723	308,150
Operating expenses:
Research and development	62,343	62,379	68,212	81,564	95,898
Marketing and selling	99,944	101,273	106,257	110,338	122,511
General and administrative	53,362	55,230	53,892	61,471	74,109
Amortization of intangible assets	694	1,450	1,450	2,498	2,354
Restructuring costs, net	629	5,148	7,059	12,837	6,305
Total operating expenses	216,972	225,480	236,870	268,708	301,177
Operating income	32,103	13,684	5,246	64,015	6,973
Interest and other expense, net	(29,578)	(23,087)	(18,668)	(18,671)	(6,408)
Income (loss) before income taxes	2,525	(9,403)	(13,422)	45,344	565
(Benefit from) provision for income taxes	(5,076)	1,271	133	(2,875)	(1,915)
Net income (loss)	$7,601	$(10,674)	$(13,555)	$48,219	$2,480

Net income (loss) per share – basic	$0.18	$(0.26)	$(0.33)	$1.20	$0.06
Net income (loss) per share – diluted	$0.17	$(0.26)	$(0.33)	$1.20	$0.06
Weighted-average common shares outstanding – basic	42,649	41,662	41,020	40,021	39,423
Weighted-average common shares outstanding – diluted	43,495	41,662	41,020	40,176	40,380

(1) As a result of our adoption of Accounting Standards Codification, or ASC, Topic 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable. See our policy on “Revenue Recognition” in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K.

(2) Our revenues and operating results have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and Implied Maintenance Release PCS and other service and support elements are recognized as services are rendered.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2019	2018	2017	2016	2015
Cash, cash equivalents and marketable securities	$69,085	$56,103	$57,223	$44,948	$17,902
Working capital (deficit) (1)	(3,528)	8,923	(61,753)	(86,931)	(167,450)
Total assets (2)	304,293	265,843	234,684	249,581	$247,926
Deferred revenues (current and long-term amounts)	97,901	99,601	194,613	225,684	348,382
Long-term liabilities (1) (2)	247,119	244,831	287,174	281,556	272,599
Total stockholders’ deficit	(155,085)	(166,661)	(268,570)	(269,911)	(329,572)

(1)
The presentation of prior year working capital deficit and long-term liability amounts have been changed to reflect our retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to present all deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet.

(2)
On January 1, 2019, we adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements, or ASU 2018-11. We elected the package of practical expedients permitted under the transition guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. The primary impact of ASC 842 is that substantially all of our leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard does not have a material impact on our consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019 is immaterial.

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

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate, and enlighten the world. Our clients rely on Avid to create prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events, and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars, and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the editing and post production process for television.

Operations Overview

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery, and monetization of content.

We work to ensure that we are meeting customer needs, staying ahead of industry trends, and investing in the right areas through a close and interactive relationship with our customer base. The Avid Customer Association was established to be an innovative and influential media technology community. It represents thousands of organizations and over 33,000 professionals from all levels of the industry including inspirational and award-winning thought leaders, innovators, and storytellers. The Avid Customer Association fosters collaboration between Avid, its customers, and other industry colleagues to help shape our product offerings and provide a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by the end of 2019 had approximately 188,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, though we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

A summary of our revenue sources for the year ended December 31, 2019 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Subscriptions	45,181	35,888
Maintenance	130,443	139,205
Subscriptions and Maintenance	175,624	175,093
Perpetual Licenses	34,932	38,351
Software Licenses and Maintenance	210,556	213,444
Integrated Solutions	172,513	166,756
Professional Services and Training	28,719	33,082
Total Revenue	$411,788	$413,282

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For this reason, the discussion that follows describes our revenue recognition policies both before and after our adoption of ASC 606.

Revenue Recognition - Prior to the adoption of ASC 606 on January 1, 2018

General

We commence revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Generally, the products we sell do not require significant production, modification, or customization. Installation of our products is generally routine, consists of implementation and configuration, and does not have to be performed by us.

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers’ minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”) for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element , i.e. Implied Maintenance Release PCS.

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

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services, training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of our arrangements.

For software products that include Implied Maintenance Release PCS, an element for which VSOE of fair value does not exist, revenue for the entire arrangement fee, which could include combinations of product, professional services, training, and support, is recognized ratably as a group over the longest service period of any deliverable in the arrangement, with recognition commencing on the date delivery has occurred for all deliverables in the arrangement (or begins to occur in the case of professional services, training, and support). Standalone sales of support contracts are recognized ratably over the service period of the product being supported.

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

Revenue Recognition - After the adoption of ASC 606 on January 1, 2018

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. We account for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance, and (v) collectability is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

See Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

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

Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP in these circumstances, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.

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

Stock-Based Compensation

We account for stock-based compensation at fair value. The vesting of stock options and restricted stock awards may be based on time, performance, market conditions, or a combination of time, performance, and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

We generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends, we have no present intention to pay cash dividends, and our current credit agreement precludes us from paying dividends. Our expected stock-price volatility assumption is based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience, considering the exercise behavior of past grants and models the pattern of aggregate exercises. The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share.

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

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The global intangible low-taxed income, or GILTI, provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, or the period cost method, or (2) factoring such amounts into the measurement of our deferred taxes, or the deferred method. During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense under the period cost method.

Management believes the remaining deferred tax assets, based largely on the history of U.S. tax losses, warrant a valuation allowance based on the weight of available negative evidence. We also determined that a full valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax provision or benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of provision or benefit to recognize in the financial statements. The amount of provision or benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Net revenues:
Product revenues	50.4%	49.6%	50.0%
Services revenues	49.6%	50.4%	50.0%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.5%	42.1%	42.2%
Gross margin	60.5%	57.9%	57.8%
Operating expenses:
Research and development	15.1%	15.1%	16.3%
Marketing and selling	24.3%	24.5%	25.4%
General and administrative	13.0%	13.3%	12.9%
Amortization of intangible assets	0.2%	0.4%	0.3%
Restructuring costs, net	0.1%	1.2%	1.7%
Total operating expenses	52.7%	54.6%	56.5%
Operating income	7.8%	3.3%	1.3%
Interest and other expense, net	(7.2)%	(5.6)%	(4.5)%
Income (loss) before income taxes	0.6%	(2.3)%	(3.2)%
(Benefit from) provision for income taxes	(1.2)%	0.3%	—%
Net income (loss)	1.8%	(2.6)%	(3.2)%

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

Net Revenues for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Net Revenues	$	%	Net Revenues
Video products and solutions	$131,225	$(1,051)	(0.8)%	$132,276
Audio products and solutions	76,220	3,389	4.7%	72,831
Total products and solutions	207,445	2,338	1.1%	205,107
Services	204,343	(3,832)	(1.8)%	208,175
Total net revenues	$411,788	$(1,494)	(0.4)%	$413,282

Net Revenues for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Net Revenues	$	%	Net Revenues
Video products and solutions	$132,276	$17,489	15.2%	$114,787
Audio products and solutions	72,831	(21,843)	(23.1)%	94,674
Total products and solutions	205,107	(4,354)	(2.1)%	209,461
Services	208,175	(1,367)	(0.7)%	209,542
Total net revenues	$413,282	$(5,721)	(1.4)%	$419,003

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
United States	37%	36%	38%
Other Americas	8%	7%	7%
Europe, Middle East and Africa	39%	42%	39%
Asia-Pacific	16%	15%	16%

Video Products and Solutions Revenues

2019 Compared to 2018

Video products and solutions revenues decreased $1.1 million, or 0.8%, for 2019, compared to 2018. The decrease in video revenues was due to customers shifting from perpetual Media Composer licenses to subscription-based licenses.

2018 Compared to 2017

Video products and solutions revenues increased $17.5 million, or 15.2%, for 2018, compared to 2017. The increase in video revenues was primarily due to improved storage product sales as a result of more large enterprise contracts executed in 2018 as well as strength in our Media Composer offerings.

Audio Products and Solutions Revenues

2019 Compared to 2018

Audio products and solutions revenues increased $3.4 million, or 4.7%, for 2019, compared to 2018. The increase in audio revenues was primarily due to Pro Tools subscription increases and higher Control Surface sales and the S1 and S4 product launches in Q4.

2018 Compared to 2017

Audio products and solutions revenues decreased $21.8 million, or 23.1%, for 2018, compared to 2017. The decrease in audio revenues was primarily due to the accelerated revenue recognition of Pro Tools 12 during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools, as well as lower audio hardware sales in 2018.

Services Revenues

2019 Compared to 2018

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $3.8 million, or 1.8%, decrease in services revenues in 2019 was primarily due to a decline in maintenance from the end of sale of maintenance on certain legacy storage systems at the end of 2018 and a decline in professional services revenue from exiting lower margin work.

2018 Compared to 2017

The $1.4 million, or 0.7%, decrease in services revenues for 2018, compared to 2017, was primarily due to the accelerated revenue recognition of support contracts during the first half of 2017 as the result of the cessation of Implied Maintenance Release PCS for Pro Tools.

Revenue Backlog

At December 31, 2019, we had revenue backlog of approximately $440.2 million, of which approximately $199.4 million is expected to be recognized in the next 12 months, compared to $457.0 million of revenue backlog at December 31, 2018. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts and (ii) Implied Maintenance Release PCS performance obligations. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered, and (iii) future years of multi-year support agreements not yet billed. Our definition of backlog includes contractual commitments with customers that specify minimum future purchases, however, since these contractual arrangements do not specify which specific products and services must be purchased to fulfill these commitments, they do not meet the definition of an unfulfilled remaining performance obligation under GAAP.

Orders included in revenue backlog may be reduced, canceled, or deferred by our customers. The expected timing of the recognition of revenue backlog as revenue is based on our current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, or (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Revenue backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Cost of Revenues, Gross Profit, and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing, and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology included in cost of revenues represents the amortization of developed technology assets acquired as part of acquisitions and is described further in the Amortization of Intangible Assets section below.

Costs of Revenues for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Costs	$	%	Costs
Products	$109,799	$(959)	(0.9)%	$110,758
Services	49,176	(6,384)	(11.5)%	55,560
Amortization of intangible assets	3,738	(4,062)	(52.1)%	7,800
Total cost of revenues	162,713	(11,405)	(6.6)%	174,118

Gross profit	$249,075	$9,911	4.1%	$239,164

Costs of Revenues for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Costs	$	%	Costs
Products	$110,758	$(1,848)	(1.6)%	$112,606
Services	55,560	(921)	(1.6)%	56,481
Amortization of intangible assets	7,800	—	—%	7,800
Total costs of revenues	174,118	(2,769)	(1.6)%	176,887

Gross profit	$239,164	$(2,952)	(1.2)%	$242,116

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations. Our total gross margin percentage for 2019, compared to 2018, increased due to a favorable mix shift to software and positive supply chain initiatives.

Gross Margin % for the Years Ended December 31, 2019, 2018 and 2017
	2019 Gross Margin %	Increase in Gross Margin %	2018 Gross Margin %	(Decrease) Increase in Gross Margin %	2017 Gross Margin %
Products	47.1%	1.1%	46.0%	(0.2)%	46.2%
Services	75.9%	2.6%	73.3%	0.3%	73.0%
Total Gross Margin	60.5%	2.6%	57.9%	0.1%	57.8%

2019 Compared to 2018

The products gross margin percentage for 2019 increased 1.1% from 2018, and the services gross margin percentage increased 2.6% from 2018. The change was primarily due to cost savings resulting from our programs to reduce costs and increase operational efficiencies.

2018 Compared to 2017

The products gross margin percentage for 2018 decreased to 46.0% from 46.2% for 2017. The change was primarily due to the decreased revenue from our products and services, partially offset by cost savings resulting from our programs to reduce costs and increase operational efficiencies.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Expenses	$	%	Expenses
Research and development expenses	$62,343	$(36)	(0.1)%	$62,379
Marketing and selling expenses	99,944	(1,329)	(1.3)%	101,273
General and administrative expenses	53,362	(1,868)	(3.4)%	55,230
Amortization of intangible assets	694	(756)	(52.1)%	1,450
Restructuring costs, net	629	(4,519)	(87.8)%	5,148
Total operating expenses	$216,972	$(8,508)	(3.8)%	$225,480

Operating income	$32,103	$18,419	134.6%	$13,684

Operating Expenses and Operating Income for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Expenses	$	%	Expenses
Research and development expenses	$62,379	$(5,833)	(8.6)%	$68,212
Marketing and selling expenses	101,273	(4,984)	(4.7)%	106,257
General and administrative expenses	55,230	1,338	2.5%	53,892
Amortization of intangible assets	1,450	—	—%	1,450
Restructuring costs, net	5,148	(1,911)	(27.1)%	7,059
Total operating expenses	$225,480	$(11,390)	(4.8)%	$236,870

Operating income	$13,684	$8,438	160.8%	$5,246

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $36.0 thousand, or 0.1%, during the year ended December 31, 2019, compared to 2018. The table below provides further details regarding the changes in components of R&D expense.

Year-Over-Year Change in R&D Expenses for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019 (Decrease)/Increase From 2018		2018 (Decrease)/Increase From 2017
	$	%	$	%
Personnel-related	$2,745	7.5%	$(3,136)	(8.2)%
Consulting and outside services	(1,477)	(14.1)%	(1,900)	(15.4)%
Facilities and information technology	(1,651)	(13.2)%	(1,379)	(9.9)%
Computer hardware and supplies	267	13.8%	832	75.3%
Other expenses	82	11.3%	(250)	(9.8)%
Total research and development expenses decrease	$(36)	(0.1)%	$(5,833)	(8.6)%

2019 Compared to 2018

The decreases in all R&D expense categories, except personnel and computer hardware and supplies, for 2019, compared to 2018, were primarily the result of our programs to increase operational efficiencies and reduce costs. The increase in personnel-related expense was due to an increase in salary expense.

2018 Compared to 2017

The decreases in all R&D expense categories, except computer hardware and supplies, for 2018, compared to 2017, were primarily the result of our programs to increase operational efficiencies and reduce costs. The increase in computer hardware and supplies expenses was the result of more prototype development for our video products in 2018.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing, and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses decreased $1.3 million, or 1.3%, during the year ended December 31, 2019, compared to 2018. The table below provides further details regarding the changes in components of marketing and selling expense.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019 (Decrease)/Increase From 2018		2018 (Decrease)/Increase From 2017
	$	%	$	%
Foreign-exchange (gains) and losses	$102	22.5%	$(4,648)	(91.1)%
Personnel-related	(2,132)	(2.1)%	(1,035)	(1.4)%
Consulting and outside services	1,129	9.5%	615	17.4%
Facilities and information technology	596	2.3%	(369)	(2.4)%
Advertising and promotions	(1,530)	(20.3)%	269	3.7%
Other expenses	506	7.1%	184	9.9%
Total marketing and selling expenses decrease	$(1,329)	(1.3)%	$(4,984)	(4.7)%

2019 Compared to 2018

For the year ended December 31, 2019, net foreign-exchange losses, which are included in marketing and selling expenses, were $0.6 million, compared to losses of $0.5 million for 2018. The foreign-exchange losses result from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The decrease in personnel-related expenses for 2019 compared to 2018, was primarily due to decreases in incentive-based compensation accrual and decreased travel expenses as a result of our smart spending initiative. The increase in consulting and outside services for 2019 compared to 2018 was primarily the result of increased webstore fees due to higher transactions on our webstore. The decrease in advertising and promotions expenses for 2019 compared to 2018 was primarily the result of our programs to increase operational efficiencies and reduce costs.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of employee salaries and benefits for administrative, executive, finance, and legal personnel, audit, legal, and strategic consulting fees, and insurance, information systems, and facilities costs. Information systems and facilities costs reported within G&A expenses are net of allocations to other expenses categories. G&A expenses decreased $1.9 million, or 3.4%, during the year ended December 31, 2019, compared to 2018. The table below provides further details regarding the changes in components of G&A expense.

Year-Over-Year Change in G&A Expenses for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019 (Decrease)/Increase From 2018		2018 (Decrease)/Increase From 2017
	$	%	$	%
Consulting and outside services	$(1,023)	(6.0)%	$3,992	30.6%
Personnel-related	(1,117)	(4.6)%	(2,168)	(8.0)%
Facilities and information technology	(313)	(3.7)%	(494)	(5.5)%
Other expenses	585	10.6%	8	0.2%
Total general and administrative expenses decrease	$(1,868)	(3.4)%	$1,338	2.5%

2019 Compared to 2018

The decrease in consulting and outside services expenses for 2019, compared to 2018, was primarily the result of decreases in litigation expenses and contractors costs. The decrease in personnel-related expenses for 2019 compared to 2018 was due to decreases in incentive-based compensation accrual. The decrease in facilities and information technology was primarily the result of our cost efficiency program.

2018 Compared to 2017

The increase in consulting and outside services expenses for 2018, compared to 2017, was primarily the result of a legal settlement gain of $5.2 million recorded in 2017. The decrease in personnel-related expenses for 2018 compared to 2017 was due to decreases in incentive-based compensation accrual and stock-based compensation. The decrease in facilities and information technology was primarily the result of cost savings from our facilities consolidation.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names, and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method over the estimated useful lives of such assets, which are generally two years to 12 years. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names, and other identifiable intangible assets is recorded within operating expenses.

As of June 30, 2019, intangible assets were fully amortized. Amortization expense related to intangible assets in the aggregate was $4.4 million for the year ended December 31, 2019. There was no change in the amortization of intangible assets for 2018 compared to 2017. See Note G, Intangible Assets and Goodwill, to our Consolidated Financial Statements in Item 8 of the Form 10-K for further information regarding our identifiable intangible assets.

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

During the year ended December 31, 2019, we recorded $0.6 million of severance costs for 54 positions that were eliminated during 2019.

During the year ended December 31, 2018, we recorded $3.6 million of severance costs for 84 positions that were eliminated during 2018 and the first quarter of 2019, $1.1 million of leasehold improvement write-off resulting from the consolidation of our facilities in Burlington, Massachusetts, and $0.4 million of facilities restructuring related adjustments.

During the year ended December 31, 2017, we recorded restructuring costs of $3.1 million for 102 positions that were eliminated during 2017 and the first quarter of 2018, and recoveries of $1.1 million as a result of revised severance cost estimates. During 2017, we further consolidated workspaces and vacated our facilities in Taiwan and Boca Raton, Florida, and a portion of facilities in Burlington, Massachusetts, Mountain View, California and Pinewood, U.K. We recorded $5.1 million of restructuring costs for the closure and partial closure of the facilities, which included $3.2 million of leasehold improvement write-offs.

Interest and Other Expense, Net

Interest and other expense, net, generally consists of interest income and interest expense.

Interest and Other Expense for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Income (Expense)	$	%	Income (Expense)
Interest income	$36	$(159)	(81.5)%	$195
Interest expense	(26,712)	(3,238)	13.8%	(23,474)
Other income, net	(2,902)	(3,094)	(1,611.5)%	192
Total interest and other expense, net	$(29,578)	$(6,491)	28.1%	$(23,087)

Interest and Other Expense for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Income (Expense)	$	%	Income (Expense)
Interest income	$195	$(340)	(63.6)%	$535
Interest expense	(23,474)	(3,510)	17.6%	(19,964)
Other income, net	192	(569)	(74.8)%	761
Total interest and other expense, net	$(23,087)	$(4,419)	23.7%	$(18,668)

2019 Compared to 2018

The increase in interest expense for 2019 compared to 2018, was due to the additional $100.0 million term loan we obtained in 2019 and fees related to the refinancing. See Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

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

Provision for (Benefit from) Income Taxes

Provision for (Benefit from) Income Taxes for the Years Ended December 31, 2019 and 2018
(dollars in thousands)
	2019	Change		2018
	Benefit	$	%	Provision
(Benefit from) provision for income taxes	$(5,076)	$(6,347)	(499.4)%	$1,271

Provision for Income Taxes for the Years Ended December 31, 2018 and 2017
(dollars in thousands)
	2018	Change		2017
	Provision	$	%	Provision
Provision for income taxes	$1,271	$1,138	855.6%	$133

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was (201.0)%, (13.5)%, and (1.0)%, respectively, for 2019, 2018, and 2017.

The decrease in our 2019 provision was primarily driven by removal of valuation allowances on our foreign net operating loss carryforwards. We have determined that our Irish subsidiary has reached a level of sustained profitability sufficient enough to release a significant portion of the valuation allowance on its net operating loss carryforward. Accordingly, we recorded a $6.0 million benefit related to a valuation allowance against the Irish net operating loss carryforward deferred tax asset. Additionally, during the year ended December 31, 2019 we completed a legal entity reorganization that reduced the number of our German subsidiaries. This reorganization allowed us to remove a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities. Accordingly, we recorded a benefit of $1.5 million, which is net of a reserve for a related uncertain tax position. The combined benefit was partially offset by an increase in the provision due to changes in the jurisdictional mix of earnings including the now ongoing taxability of our earnings in Ireland and Germany which results in a non-cash tax expense.

The increase in our 2018 provision was driven by a $0.4 million increase in our foreign taxes augmented by a non-recurring benefit in 2017 of $0.8 million related to refundable alternative minimum tax, or AMT, credits resulting from the TCJA. Our 2017 provision includes a non-recurring $0.8 million benefit related to AMT credits resulting from the TCJA. This benefit was largely offset by an $0.8 million increase in our reserve for uncertain tax positions related to an Israel audit issue.

We have significant accumulated deferred tax assets including the tax effects of net operating losses and tax credit carryovers. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the remaining deferred tax assets, based largely on the history of U.S. tax losses, warrant a valuation allowance based on the weight of available negative evidence. We have also determined that a full valuation allowance is warranted on a portion of our foreign deferred tax assets.

On December 22, 2017, the TCJA was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to a flat 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The TCJA was effective as of December 31, 2017 and at that time we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. As of September 30, 2018, we completed our accounting for the tax effects of the TCJA and there were no material changes to the estimated amounts that were recorded as of December 31, 2017. The GILTI provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of  foreign corporations. Under GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense under the period cost method or (2) factoring such amounts under the deferred method. During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense under the period cost method.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $69.1 million as of December 31, 2019. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draws of up to a maximum of $22.5 million under the Financing Agreement’s revolving credit facility. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months from the filing of our annual report as well as for the foreseeable future.

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

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of the Notes in a tender offer. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of the Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed will mature on May 10, 2023 under the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITA) based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

Financial terms and prepayments. Effective with the April 8, 2019 amendment to the Financing Agreement, interest accrues on outstanding borrowings at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at the option of the Company. Prior to the effective date of such Amendment, the applicable margin with respect to the LIBOR Rate was 6.625% and the applicable margin with respect to the Reference Rate was 5.625%. The outstanding principal amount of the Term Loan must be repaid in quarterly principal repayments beginning September 30, 2018 through June 30, 2020 equal to $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750. We may prepay all or any portion of the Term Loan prior to its stated maturity, subject to the payment of certain fees based on the amount repaid. We must pay to the Lenders, on a monthly basis, an unused line fee at a rate of 0.5% per annum on an amount equal to (1) the total lending commitments under the Credit Facility less (2) the average daily amount of the outstanding borrowings under the Credit Facility during the immediately preceding month. During the term of the Credit Facility, we are entitled to reduce the maximum amounts of the Lenders’ commitments under the Credit Facility, subject to the payment of certain fees based on the amount of any reduction. In addition, subject to limited exceptions we will be required to prepay the borrowings under the Financing Agreement with proceeds it receives from specified events, including sales of assets, tax refunds, legal judgments and settlements, third party indemnities insurance proceeds and condemnation awards. Each year we will be required to prepay the borrowings under the Financing Agreement in an amount equal to 50% of our excess cash flow.

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

Financial and other covenants. The Financing Agreement, as amended, contains customary representations and warranties and covenants.  These include covenants requiring us to maintain a Leverage Ratio per the terms of the April 8, 2019 amendment. The Financing Agreement also restricts us from making capital expenditures in excess of $20 million in any fiscal year. As of December 31, 2019, we were in compliance with these covenants.

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

On April 11, 2019, we announced the commencement of a cash tender offer, or the Offer, for any and all of our outstanding Notes. On May 9, 2019, as of the expiration of the Offer, Notes with an aggregate principal amount of $74.0 million were validly tendered. We accepted for purchase all Notes that were validly tendered at the expiration of the Offer at a purchase price equal to $982.50 per $1,000 principal amount of Notes, and settled the Offer on May 13, 2019 for $72.7 million in cash. We recorded $74.0 million extinguishment of debt, $0.6 million of equity reacquisition, and $2.9 million loss on the extinguishment of debt. In connection with the Offer, the number of options under the Capped Call was reduced to 28,867 to mirror the remaining principal outstanding for the Notes, and an immaterial partial unwind cash payment was received in May 2019.

We have repurchased some of the Notes for cash and, as a result, as of December 31, 2019, the outstanding principal amount of the Notes was $28.9 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$19,641	$15,822	$8,936
Net cash used in investing activities	(7,185)	(9,917)	(7,913)
Net cash (used in) provided by financing activities	(7,644)	2,536	8,375
Effect of foreign currency exchange rates on cash and cash equivalents	(331)	(780)	1,087
Net increase in cash and cash equivalents	$4,481	$7,661	$10,485

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $19.6 million for the year ended December 31, 2019. The improvement compared to prior years was primarily attributable to lower operating expenses as the result of our programs to increase operational efficiencies and reduce costs.

Cash Flows from Investing Activities

For the year ended December 31, 2019, the net cash flow used in investing activities reflected $7.2 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities, and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash flows used in financing activities were fees paid to the Credit Facility related to the Delayed Draw Funds and the Offer.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table outlines our contractual payment obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Notes	$28,867	28,867	—	—	—
Term Loan	203,439	2,231	11,156	190,052	—
Other long-term debt	1,296	136	303	348	509
Operating leases	43,017	8,540	11,135	8,495	14,847
Unconditional purchase obligations	13,764	13,764	—	—	—
	$290,383	$53,538	$22,594	$198,895	$15,356

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2019 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Unrecognized tax positions and related interest	$1,467	$1,467	$—	$—	$—
Stand-by letters of credit	3,547	1,105	1,543	200	699
	$5,014	$2,572	$1,543	$200	$699

On May 10, 2018, we entered into an amendment to the Financing Agreement, which extended the maturity of the Financing Agreement to May 2023. Under the terms of the amendment, the outstanding principal amount of the Term Loan must be repaid in quarterly principal repayments beginning September 30, 2018 through June 30, 2020 equal to $318,750, then from July 1, 2020 through June 30, 2021 equal to $796,875, finally from July 1, 2021 through May 10, 2023 equal to $1,593,750. The Notes mature in June 2020 and are convertible into cash, shares of Avid’s common stock or a combination of cash and shares of common stock, at our election. See more details in Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of the Notes in a tender offer. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of the Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed will mature on May 10, 2023 under the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITA) based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $10.7 million pursuant to this agreement as of December 31, 2019 to develop Azure certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2019, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

In addition, we have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $1.6 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2020 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

For the year ended December 31, 2019, 2018, and 2017, we recorded net losses (gains) of $0.6 million, $0.5 million, and $5.1 million, respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2019, would not have a significant impact on our financial position, results of operations or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. On April 8, 2019, we entered into an amendment to the Financing Agreement, which provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”). Under the terms of the amendment effective April 8, 2019, interest accrues on the Delayed Draw Funds, outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes pursuant to the terms of an indenture. We purchased $2.0 million of the Notes during 2017, $16.2 million during 2018, $3.9 million on January 22, 2019, and an additional $74.0 million through a cash tender offer on May 13, 2019. The Notes pay interest semi-annually on June 15 and December 15 of each year, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier repurchased or converted in accordance with their terms prior to such date. The fair value of the Notes is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair value of our common stock and interest rate changes affect the fair value of the Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2020, expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note B to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842) using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements.
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

Boston, Massachusetts
March 9, 2020

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues(1):
Products	$207,445	$205,107	$209,461
Services	204,343	208,175	209,542
Total net revenues	411,788	413,282	419,003
Cost of revenues:
Products	109,799	110,758	112,606
Services	49,176	55,560	56,481
Amortization of intangible assets	3,738	7,800	7,800
Total cost of revenues	162,713	174,118	176,887
Gross profit	249,075	239,164	242,116
Operating expenses:
Research and development	62,343	62,379	68,212
Marketing and selling	99,944	101,273	106,257
General and administrative	53,362	55,230	53,892
Amortization of intangible assets	694	1,450	1,450
Restructuring costs, net	629	5,148	7,059
Total operating expenses	216,972	225,480	236,870
Operating income	32,103	13,684	5,246
Interest income	36	195	535
Interest expense	(26,712)	(23,474)	(19,964)
Other (loss) income, net	(2,902)	192	761
Income (loss) before income taxes	2,525	(9,403)	(13,422)
(Benefit from) provision for income taxes	(5,076)	1,271	133
Net income (loss)	$7,601	$(10,674)	$(13,555)

Net income (loss) per common share – basic	$0.18	$(0.26)	$(0.33)
Net income (loss) per common share – diluted	$0.17	$(0.26)	$(0.33)

Weighted-average common shares outstanding – basic	42,649	41,662	41,020
Weighted-average common shares outstanding – diluted	43,495	41,662	41,020
(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$7,601	$(10,674)	$(13,555)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(163)	(1,341)	7,470

Comprehensive income (loss)	$7,438	$(12,015)	$(6,085)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$69,085	$56,103
Restricted cash	1,663	8,500
Accounts receivable, net of allowances of $958 and $1,339 at December 31, 2019 and 2018, respectively	73,773	67,754
Inventories	29,166	32,956
Prepaid expenses	9,425	8,853
Contract assets	19,494	16,513
Other current assets	6,125	5,917
Total current assets	208,731	196,596
Property and equipment, net	19,580	21,582
Intangible assets, net	—	4,432
Goodwill	32,643	32,643
Right of use assets	29,747	—
Long-term deferred tax assets, net	7,479	1,158
Other long-term assets	6,113	9,432
Total assets	$304,293	$265,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,888	$39,239
Accrued compensation and benefits	19,524	21,967
Accrued expenses and other current liabilities	36,759	37,547
Income taxes payable	1,945	1,853
Short-term debt	30,554	1,405
Deferred revenues	83,589	85,662
Total current liabilities	212,259	187,673
Long-term debt	199,034	220,590
Long-term deferred revenues	14,312	13,939
Long-term lease liabilities	28,127	—
Other long-term liabilities	5,646	10,302
Total liabilities	459,378	432,504

Commitments and contingencies (Note K)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,247 shares issued, and 43,150 shares and 41,948 shares outstanding at December 31, 2019 and 2018, respectively	430	423
Additional paid-in capital	1,027,824	1,028,924
Accumulated deficit	(1,179,409)	(1,187,010)
Treasury stock at cost, net of reissuances, 98 shares and 391 shares at December 31, 2019 and 2018, respectively	—	(5,231)
Accumulated other comprehensive loss	(3,930)	(3,767)
Total stockholders’ deficit	(155,085)	(166,661)
Total liabilities and stockholders’ deficit	$304,293	$265,843
The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2017	42,339	(1,612)	423	1,043,063	(1,271,148)	(32,353)	(9,896)	(269,911)

Stock issued pursuant to employee stock plans	—	629	—	(15,565)	—	14,681	—	(884)

Stock-based compensation	—	—	—	8,311	—	—	—	8,311

Net income (loss)	—	—	—	—	(13,555)	—	—	(13,555)

Other comprehensive income	—	—	—	—	—	—	7,470	7,470

Partial retirement of convertible senior notes conversion feature	—	—	—	(5)	—	—	—	(5)

Partial unwind capped call cash receipt	—	—	—	4	—	—	—	4
Balances at December 31, 2017	42,339	(983)	423	1,035,808	(1,284,703)	(17,672)	(2,426)	(268,570)

Cumulative-effect adjustment due to adoption of ASC Topic 606	—	—	—	—	108,367	—	—	108,367

Stock issued pursuant to employee stock plans	—	592	—	(13,084)	—	12,441	—	(643)

Stock-based compensation	—	—	—	6,258	—	—	—	6,258

Net income (loss)	—	—	—	—	(10,674)	—	—	(10,674)

Other comprehensive loss	—	—	—	—	—	—	(1,341)	(1,341)

Partial retirement of convertible senior notes conversion feature	—	—	—	(74)	—	—	—	(74)

Partial unwind capped call cash receipt	—	—	—	16	—	—	—	16
Balances at December 31, 2018	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans	811	391	7	(8,508)	—	5,231	—	(3,270)

Stock-based compensation	—	—	—	7,958	—	—	—	7,958

Net income (loss)	—	—	—	—	7,601	—	—	7,601

Other comprehensive loss	—	—	—	—	—	—	(163)	(163)

Partial retirement of convertible senior notes conversion feature	—	—	—	(577)	—	—	—	(577)

Partial unwind capped call cash receipt	—	—	—	27	—	—	—	27
Balances at December 31, 2019	43,150	—	430	1,027,824	(1,179,409)	—	(3,930)	(155,085)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,601	$(10,674)	$(13,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,634	21,142	22,337
Provision for (recovery of) doubtful accounts	208	119	(340)
Loss on convertible notes extinguishment	2,878	—	—
Stock-based compensation expense	7,958	6,258	8,311
Non-cash provision for restructuring	—	1,083	3,191
Non-cash interest expense	6,143	8,987	8,951
Unrealized foreign currency transaction losses (gains)	971	(996)	7,336
(Benefit from) provision for deferred taxes	(6,309)	113	(873)
Changes in operating assets and liabilities:
Accounts receivable	(6,227)	(6,689)	3,800
Inventories	3,790	(551)	12,280
Prepaid expenses and other assets	(44)	5,832	(7,567)
Accounts payable	626	9,148	3,606
Accrued expenses, compensation and benefits and other liabilities	(6,892)	(8,853)	(8,189)
Income taxes payable	91	38	800
Deferred revenue and contract assets	(4,787)	(9,135)	(31,152)
Net cash provided by operating activities	19,641	15,822	8,936

Cash flows from investing activities:
Purchases of property and equipment	(7,185)	(9,936)	(7,877)
Decrease (increase) in other long-term assets	—	19	(36)
Net cash used in investing activities	(7,185)	(9,917)	(7,913)

Cash flows from financing activities:
Proceeds from long-term debt	79,292	22,688	16,694
Repayment of debt	(1,438)	(18,451)	(6,735)
Payments for repurchase of outstanding notes	(76,269)	—	—
Proceeds from the issuance of common stock under employee stock plans	309	355	445
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,586)	(998)	(1,329)
Partial retirement of the convertible notes conversion feature and capped call option unwind	27	(58)	—
Payments for credit facility issuance costs	(5,979)	(1,000)	(700)
Net cash (used in) provided by financing activities	(7,644)	2,536	8,375

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	(780)	1,087
Net increase in cash, cash equivalents and restricted cash	4,481	7,661	10,485
Cash, cash equivalents and restricted cash at beginning of year	68,094	60,433	49,948
Cash, cash equivalents and restricted cash at end of year	$72,575	$68,094	$60,433

Supplemental information:
Cash and cash equivalents	$69,085	$56,103	$57,223
Restricted cash	$1,663	8,500	—
Restricted cash included in other long-term assets	$1,827	3,491	3,210
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,575	$68,094	$60,433

Cash (refunded) for income taxes, net	$(783)	$(2,791)	$(100)
Cash paid for interest	$12,262	$14,505	$10,966
Non-cash transaction – property and equipment included in accounts payable or accruals	$23	$220	$30

The accompanying notes are an integral part of the consolidated financial statements.

(1) The Consolidated Statement of Cash Flows for the year ended December 31, 2017 has been revised to reflect the adoption, on January 1, 2018, of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note B for further discussion.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS

Description of Business

Avid Technology, Inc. (“Avid”, “we” or “us”) develops, markets, sells, and supports software and integrated solutions for video and audio content creation, management, and distribution. We are a leading technology provider that powers the media and entertainment industry. We do this by providing an open and efficient platform for digital media, along with a comprehensive set of tools and workflow solutions. Our solutions are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communications departments; and by independent video and audio creative professionals, as well as aspiring professionals. Projects produced using our tools, platform, and ecosystem include feature films, television programming, live events, news broadcasts, sports productions, commercials, music, video, and other digital media content.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from our estimates.

On January 1, 2019, we adopted ASC Topic 842 Leases (“ASC 842”), using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). We elected the package of practical expedients permitted under the transition guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous U.S. GAAP.

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

Revenue Recognition - Prior to the adoption of ASC 606 on January 1, 2018

General

We commence revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Generally, the products we sell do not require significant production, modification, or customization. Installation of our products is generally routine, consists of implementation and configuration, and does not have to be performed by us.

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-

worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenue recognition commences upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

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

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively “Software Updates”) for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (“Implied Maintenance Release PCS”).

Over the course of the last few years, in connection with a strategic initiative to increase support and other recurring revenue streams, we have taken a number of steps to eliminate the longstanding practice of providing Implied Maintenance Release PCS for many of our products, including the Media Composer, Pro Tools, and Sibelius product lines.

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

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have vendor specific objective evidence, or VSOE, of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for some arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in some of our arrangements.

For software products that include Implied Maintenance Release PCS, an element for which VSOE of fair value does not exist, revenue for the entire arrangement fee, which could include combinations of product, professional services, training, and support, is recognized ratably as a group over the longest service period of any deliverable in the arrangement, with recognition commencing on the date delivery has occurred for all deliverables in the arrangement (or begins to occur in the case of professional services, training, and support). Standalone sales of support contracts are recognized ratably over the service period of the product being supported.

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

In the consolidated statements of operations, we classify revenues as product revenues or services revenues. For multiple-element arrangements that include both product and service elements, including Implied Maintenance Release PCS, we evaluate available indicators of fair value and apply our judgment to reasonably classify the arrangement fee between product revenues and services revenues. The amount of multiple-element arrangement fees classified as product and service revenues based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and services revenues if VSOE of fair value for all elements existed.

Revenue Recognition - After the adoption of ASC 606 on January 1, 2018

We enter into contracts with customers that include various combinations of products and services, which are typically capable of being distinct and are accounted for as separate performance obligations. We account for a contract when (i) it has approval and commitment from both parties, (ii) the rights of the parties have been identified, (iii) payment terms have been identified, (iv) the contract has commercial substance, and (v) collectability is probable. We recognize revenue upon transfer of control of promised products or services to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, in an amount that reflects the consideration we expect to receive in exchange for those products or services.

See Note P for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

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

Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP in these circumstances, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606 and record a corresponding refund liability as a component of accrued expenses and other current liabilities.  Other forms of contingent revenue or variable consideration are infrequent.

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

Allowance for Sales Returns and Exchanges

We maintain allowances for estimated potential sales returns and exchanges from our customers, which represents variable consideration under ASC 606. We record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded based on historical experience and specific customer analysis. Use of management estimates is required in connection with establishing and maintaining a sales allowance for expected returns and other credits. The allowance also includes rebates offered through our partner program. If actual returns differ from the estimates, additional allowances could be required.

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowance for sales returns and exchanges – beginning of year	$9,003	$9,916	$7,861
Additions and adjustments to the allowance	15,999	12,121	14,494
Deductions against the allowance	(16,772)	(13,034)	(12,439)
Allowance for sales returns and exchanges – end of year	$8,230	$9,003	$9,916

The allowance for sales returns and exchanges reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. The allowance for sales returns and exchanges is recorded as a reduction to gross accounts receivable as of December 31, 2017, prior to the adoption of ASC 606, and as a component of accrued expenses and other current liabilities as of December 31, 2018 and December 31, 2019, subsequent to the adoption of ASC 606.

Allowances for Doubtful Accounts

We maintain allowances for estimated losses from bad debt resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness, and current economic trends. To date, actual bad debts have not differed materially from management’s estimates.

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts – beginning of year	$1,339	$1,226	$757
Bad debt (recovery) expense	208	119	(340)
Increase (reduction) in allowance for doubtful accounts	(589)	(6)	809
Allowance for doubtful accounts – end of year	$958	$1,339	$1,226

Translation of Foreign Currencies

The functional currency of each of our foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Orad Hi-Tech Systems Ltd. (“Orad”) that we acquired in June 2015. The functional currency for both the Irish manufacturing branch and Orad is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch, Orad, and the U.S. parent, and the high volume of intercompany transactions among the two subsidiaries and the parent. The assets and liabilities of the subsidiaries whose functional currencies are currencies other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using rates that approximate those in effect during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. We do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment as we intend to permanently reinvest undistributed earnings in our foreign subsidiaries.

The U.S. parent company, Irish manufacturing branch, and Orad, all of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable, and intercompany operating balances denominated in foreign currencies. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

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

We have significant international operations and, therefore, our revenues, earnings, cash flows, and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. We derive more than half of our revenues from customers outside the United States. The business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely affect our revenues, net income (loss), cash flow, and financial position. Foreign currency transaction and remeasurement losses and gains are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2019, 2018, and 2017 we recorded net losses of $0.6 million, $0.5 million, and $5.1 million respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

We measure cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and marketable securities consist primarily of money market investments, mutual funds, and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in our deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other income (expense) in our statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long-term assets using other observable inputs. Other than the investments held in our deferred compensation plans, we held no marketable securities at December 31, 2019 or 2018.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. We place our cash and cash equivalents with financial institutions that management believes to be of high credit quality, and, generally, there are no significant concentrations in any one issuer. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up our customer base and their dispersion across different regions. No individual customer accounted for 10% or more of our total net revenues or net accounts receivable in the periods presented.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Management regularly reviews inventory quantities on hand and writes down inventory to our realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand and market conditions. Inventory in the digital-media market, including our inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from our estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. We typically depreciate our property and equipment using the following minimum and maximum useful lives:

Depreciable Life
	Minimum	Maximum
Computer and video equipment and software, including internal use software	2 years	5 years
Manufacturing tooling and testbeds	3 years	5 years
Office equipment	3 years	5 years
Furniture, fixtures, and other	3 years	8 years

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

Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in “other income, net” in the results of operations.

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets consist of customer relationships, developed technology, trade names, and non-compete agreements. These assets are determined to have either finite or indefinite lives. For finite-lived intangible assets, amortization is straight-line over the estimated useful lives of such assets, which are generally two years to 12 years. Straight-line amortization is used because we cannot reliably determine a discernible pattern over which the economic benefits would be realized. We do not have any indefinite-lived intangible assets. Intangible assets are tested for impairment when events and circumstances indicate there is an impairment. The impairment test involves comparing the sum of undiscounted cash flows to the carrying value as of the measurement date. Impairment occurs when the carrying value of the assets exceeds the sum of undiscounted cash flows. Impairment is then measured as the difference between the carrying value and fair value determined using a discounted cash flow method. In estimating the fair value using a discounted cash flow method, we use assumptions that include forecast revenues, gross margins, operating profit margins, growth rates, and long-term discount rates, all of which require significant judgment by management. Changes to these assumptions could affect the estimated fair value of the intangible asset and could result in an impairment charge in future.

We account for goodwill under ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. We concluded that we have only one reporting unit and stockholders’ deficit of $155.1 million as of December 31, 2019. According to the guidance, the goodwill of reporting units with zero or negative carrying values will not be impaired.

Long-Lived Assets

We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment when the undiscounted expected future cash flows derived from that asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends, and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset, based on a discounted cash flow analysis, and its carrying value.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses were not material in the periods presented.

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. We periodically evaluate the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2019, 2018, and 2017 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Accounting for Stock-Based Compensation

Our stock-based employee compensation plans allow us to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of our overall compensation strategy. For stock-based awards granted, we record stock-based compensation expense based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of time, performance and market conditions. We account for forfeitures when they occur.

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

Computation of Net Income (Loss) Per Share

Net income (loss) per share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when we report a loss, all potential common stock is considered anti-dilutive. For periods when we report net income, potential common shares with combined purchase prices and unamortized compensation costs in excess of our average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. Our convertible senior notes were issued in 2015, and we apply the treasury stock method in measuring the dilutive impact of those potential common shares to be issued.

Accounting for Restructuring Plans

We record facility-related and contract termination restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on our policies for the calculation and payment of severance benefits, we account for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation -

Nonretirement Postemployment Benefits. Prior to January 1, 2019, we recognized facility-related restructuring charges upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges were based on the fair value of the lease obligation for the abandoned space, which included a sublease assumption that could be reasonably obtained. Upon adoption of ASC 842 on January 1, 2019, we had facilities restructuring accruals which were reclassified to the right of use asset account. We revisit ROU asset value and assess liability based on vacancy and sub-lease in accordance with ASC 842.

Related Party Transactions

From time to time we enter into arrangements with parties which may be affiliated with us, executive officers, and members of our board of directors. These transactions are primarily comprised of sales transactions in the normal course of business and are immaterial to the financial statements for all periods presented.

Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of December 31, 2019. Our leases have remaining terms ranging from less than one year to eight years. We lease corporate office space in Burlington, Massachusetts, which expires in May 2028. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. The operating leases are included in “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our consolidated balance sheets as of December 31, 2019.

Lease costs are included within research and development, marketing and selling, and general and administrative lines on the consolidated statements of operations, and the related cash payments are included in the operating cash flows on the consolidated statements of cash flows. Short-term lease costs, variable lease costs, and sublease income are not material.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Related to the adoption of ASC Topic 842 Leases (“ASC 842”), and for leases executed subsequent to the adoption of ASC 842 our policy elections are as follows:

Separation of lease and non-lease components	Non-lease components are excluded from our right of use (“ROU”) assets and lease liabilities and expensed as incurred.
Short-term policy
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the consolidated balance sheets.

Recently Adopted Accounting Pronouncement

On January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach, as provided by ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”). We elected the package of practical expedients permitted under the transition guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous U.S. GAAP.

The primary impact of ASC 842 is that substantially all of our leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities. The new standard does not have a material impact on our consolidated statement of operations and cash flows, and the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019 is immaterial. The new standard does have a material impact on our consolidated balance sheet.

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

On January 1, 2019, we had $5.1 million of deferred rent liabilities, which were reclassified upon the adoption of ASC 842 to the right of use asset account.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. In accordance with guidance provided by the SEC staff, as of March 31, 2019, we began complying with expanded disclosure requirements under applicable SEC rules regarding the analysis of changes in stockholders' equity for interim financial statements.

Recent Accounting Pronouncements to be Adopted

We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

C.	NET (LOSS) INCOME PER SHARE

Net (loss) income per common share is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

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

When there is a loss from continuing operations, potential common shares should not be included in the computation of Diluted EPS because the exercise or conversion of any potential shares increases the number of shares in the denominator and results in a lower loss per share. Therefore, all outstanding stock options and restricted stock units at December 31, 2018, and 2017 are anti-dilutive and not included in the EPS calculation. The following table sets forth (in thousands) common shares considered anti-

dilutive securities at December 31, 2019, and common shares considered anti-dilutive securities at December 31, 2018, and 2017.

	December 31, 2019	December 31, 2018	December 31, 2017
Options	565	892	2,290
Non-vested restricted stock units	2,642	2,945	3,063
Anti-dilutive potential common shares	3,207	3,837	5,353

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding at December 31, 2019, 2018, and 2017:

	2019	2018	2017
Weighted common shares outstanding - basic	42,649	41,662	41,020
Net effect of common stock equivalents	846	—	—
Weighted common shares outstanding - diluted	43,495	41,662	41,020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% convertible senior notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction with a third party (the “Capped Call”) (see Note Q, Long-Term Debt and Credit Agreement). We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares but our stock price was less than the conversion price at December 31, 2019, 2018 and 2017, and therefore, the Notes are excluded from diluted income per share. The Capped Call is not reflected in diluted net (loss) income per share as it will always be anti-dilutive.

D. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. At December 31, 2019 and 2018, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,156	$338	$818	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$1,372	$386	$986	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. At December 31, 2019, the net carrying amount of the Notes is $28.2 million, and the fair value of the Notes is approximately $27.7 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

E. INVENTORIES

Inventories consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Raw materials	$9,036	$10,520
Work in process	371	527
Finished goods	19,759	21,909
Total	$29,166	$32,956

At December 31, 2019 and 2018, finished goods inventory included $1.5 million and $2.1 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced. $5.7 million of inventory and deferred costs were eliminated upon the adoption of ASC 606 on January 1, 2018 as such inventory and deferred costs were directly attributable to deferred revenue transactions that were also eliminated upon adoption.

F. LONG-LIVED ASSETS

Property and equipment consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer and video equipment and software	$133,695	$132,531
Manufacturing tooling and testbeds	4,209	3,635
Office equipment	4,963	4,957
Furniture, fixtures and other	10,425	10,458
Leasehold improvements	37,440	37,593
	190,732	189,174
Less: accumulated depreciation and amortization	171,152	167,592
Total	$19,580	$21,582

We capitalize certain development costs incurred in connection with our internal use software. For the year ended December 31, 2019, we capitalized $1.3 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in computer and video equipment and software. There were $4.5 million of contract labor and internal labor costs capitalized for the year ended December 31, 2018. Internal use software is amortized on a straight line basis over its estimated useful life of three years, and we recorded $0.6 million and $2.5 million of amortization expense during 2019 and 2018, respectively.

Depreciation and amortization expense related to property and equipment was $9.2 million and $11.9 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents our property, equipment and other long-term assets, excluding intangible assets, by geography at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Long-lived assets:
United States	$18,506	$23,774
Other countries	7,187	7,240
Total long-lived assets	$25,693	$31,014

G.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Amortizing identifiable intangible assets related to our acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for our products consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019			2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$58,270	$(58,270)	$—	$58,246	$(54,508)	$3,738
Customer relationships	54,756	(54,756)	—	54,986	(54,292)	694
Trade names	1,346	(1,346)	—	1,346	(1,346)	—
Capitalized software costs	4,911	(4,911)	—	4,911	(4,911)	—
Total	$119,283	$(119,283)	$—	$119,489	$(115,057)	$4,432

Amortization expense related to intangible assets in the aggregate was $4.4 million, $9.3 million, and $9.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of June 30, 2019, intangible assets were fully amortized.

Goodwill

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment. We have stockholders’ deficit of $155.1 million as of December 31, 2019. As the goodwill of our reporting unit has a negative carrying value, it will not be impaired.

H.	LEASES

We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The weighted-average remaining lease term of our operating leases is seven years as of December 31, 2019. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $9.7 million for the year ended December 31, 2019 and related cash payments were $9.8 million for the year ended December 31, 2019.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $10.3 million, $9.5 million, and $11.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2019 (in thousands):

Year Ending December 31,	Operating Leases
2020	8,540
2021	5,945
2022	5,190
2023	4,309
2024	4,186
Thereafter	14,847
Total future minimum lease payments	43,017
Less effects of discounting	(8,245)
Total lease liabilities	$34,772

Reported as of December 31, 2019
Current lease liabilities included in accrued expenses and other current liabilities	6,645
Long-term lease liabilities	28,127
Total lease liabilities	$34,772

Included in the operating lease commitments below are obligations under leases for which we have vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2026 and represent an aggregate obligation of $2.9 million. We received $1.3 million, $1.2 million, and $0.7 million of sublease income during the years ended December 31, 2019, 2018, and 2017, respectively. The future minimum lease commitments under non-cancelable leases at December 31, 2019 were as follows (in thousands):

Year Ending December 31,
2020	$9,804
2021	$6,604
2022	$5,712
2023	$4,756
2024	$4,638
Thereafter	$15,388
Total	$46,902

In accordance with the transition disclosure requirements under ASC 840, the future minimum lease commitments under non-cancelable leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$11,225
2020	9,784
2021	6,850
2022	5,982
2023	4,754
Thereafter	20,040
Total	$58,635

I.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Consulting and professional fees	$1,025	$2,723
Operating lease liabilities - short term	6,645	—
Accrued royalties	1,549	1,673
Accrued warranty	1,337	1,706
Other (individual items less than 5% of total current liabilities)	26,203	31,445
Total	$36,759	$37,547

J.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred rent	$—	$5,122
Accrued restructuring	—	188
Deferred compensation	5,186	4,992
Other long-term liabilities	460	—
Total	$5,646	$10,302

$5.1 million of deferred rent liabilities was reclassified upon the adoption of ASC 842 on January 1, 2019 as we recorded our leases in the caption “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our consolidated balance sheets as of December 31, 2019.

K. COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three-year term of the agreement. We have purchased $10.7 million pursuant to this agreement as of December 31, 2019 to develop Azure-certified solutions.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2019, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $1.6 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2020 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We have future minimum lease commitments under non-cancelable leases totaling $46.9 million which are described in detail in Note H, Leases.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2019, we entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than one year and in the aggregate total $13.8 million.

We depend on sole-source suppliers for certain key hardware components of our products. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. We procure product components and build inventory based on forecasts of product life cycle and customer demand. If we are unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, we may have insufficient, excess, or obsolete product inventory.

We issued a letter of credit totaling $8.5 million to one of our former sole-source suppliers in February 2018. The supplier was eligible to draw on the letter of credit in the event that we were insolvent or unable to pay on our purchase orders for certain key hardware components of our product. The letter of credit was terminated as we have exited our relationship with this contract manufacturer, and $8.5 million of restricted cash that was pledged as collateral was returned to us in July 2019.

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

We consider all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, we then evaluate disclosure requirements and whether to accrue for such claims in our consolidated financial statements.

We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated and such amount is material. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

At December 31, 2019 and as of the date of filing of these consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Accrual balance at January 1, 2017	$2,518
Accruals for product warranties	2,572
Cost of warranty claims	(2,545)
Accrual balance at December 31, 2017	2,545
Accruals for product warranties	858
Cost of warranty claims	(1,697)
Accrual balance at December 31, 2018	1,706
Accruals for product warranties	973
Cost of warranty claims	(1,342)
Accrual balance at December 31, 2019	$1,337

L.	CAPITAL STOCK

Preferred Stock

We have authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as may be determined by our board of directors (the “Board”).

Stock Incentive Plans

There is an aggregate of 8,040,000 of our shares of $0.01 par value per share common stock authorized and reserved for issuance under the Avid Technology, Inc. 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by the Board on September 14, 2014 and approved by our stockholders on October 29, 2014. In connection with the approval of the Plan, our Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that plan. Shares available for issuance under the Plan totaled 1,642,460 at December 31, 2019.

Under the Plan, we may grant stock awards or options to purchase our common stock to employees, officers, directors, and consultants. The exercise price for options generally must be no less than market price on the date of grant. Awards may be performance-based where vesting or exercisability is conditioned on achieving performance objectives, time-based, or a combination of both. Current option grants become exercisable over various periods, typically three years to four years for employees and one year for non-employee directors, and have a maximum term of seven years to ten years. Restricted stock and restricted stock unit awards with time-based vesting typically vest over three years to four years for employees and one year for non-employee directors.

We use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair value. The assumed dividend yield of zero is based on the fact that we have never paid cash dividends and has no present expectation to pay cash dividends and our current

Financing Agreement, entered into on February 26, 2016 with Cerberus Business Finance, LLC, precludes us from paying dividends. The expected volatility is now based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

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

Information with respect to options granted under all stock option plans for the year ended December 31, 2019 was as follows:

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	891,892	$8.46
Granted	—	$—
Exercised	(70,006)	$7.39
Forfeited or canceled	(256,886)	$10.70
Options outstanding at December 31, 2019	565,000	$7.57	1.17	$571
Options vested at December 31, 2019 or expected to vest	565,000	$7.57	1.17	$571
Options exercisable at December 31, 2019	565,000	$7.57	1.17	$571

No options were granted during the years ended December 31, 2019, 2018, and 2017. The cash received from stock options exercised during the year ended December 31, 2019 was $0.5 million. No stock options were exercised during 2018 and 2017.

Information with respect to non-vested restricted stock units for the year ended December 31, 2019 was as follows:

	Non-Vested Restricted Stock Units
	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2019	2,944,819	$4.91
Granted	1,731,579	$7.28
Vested	(1,658,270)	$4.89
Forfeited	(375,930)	$5.42
Non-vested at December 31, 2019	2,642,198	$6.40	0.95	$22,644
Expected to vest	2,642,198	$6.40	0.95	$22,644

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2019, 2018, and 2017 was $7.28, $5.01, and $4.63, respectively. The total weighted-average fair value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was $8.1 million, $3.9 million, and $5.7 million, respectively.

Employee Stock Purchase Plan

On February 27, 2008, the Board approved our Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). On May 27, 2008 our stockholders approved an increase of the number of shares of our common stock authorized for issuance under the ESPP from 1,700,000 to 2,500,000 shares. In May 2018, we registered an aggregate of 650,000 of our shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the ESPP.

The ESPP offers our shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, we are required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. In July 2015, the Board of Directors approved an amendment to the ESPP to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 580,932 shares remained available for issuance under the ESPP at December 31, 2019.

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.37%	1.85%	0.83%
Expected volatility	48.6%	55.3%	62.0%
Expected life (in years)	0.49	0.50	0.49
Weighted-average fair value of shares issued (per share)	$1.04	$0.94	$0.86

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Shares issued under the ESPP	69,179	117,653	96,507
Average price of shares issued	$7.48	$4.22	$4.53

We did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2019, 2018, or 2017.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of products revenues	$343	$128	$53
Cost of service revenues	274	194	189
Research and development expenses	1,068	667	694
Marketing and selling expenses	1,797	1,540	1,944
General and administrative expenses	4,476	3,729	5,431
Total	$7,958	$6,258	$8,311

At December 31, 2019, there was $11.8 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. We expect this amount to be amortized approximately as follows: $6.5 million in 2020, $4.2 million in 2021, and $1.1 million in 2022. At December 31, 2019, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.1 years.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

We have a Section 401(k) plan, which we refer to as the 401(k) plan, that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. We may, upon resolution by our board of directors, make discretionary contributions to the plan. Our contributions to the 401(k) plan totaled $1.6 million in 2019, 2018, and 2017.

In addition, we have various retirement and post-employment plans covering certain international employees. Certain plans allow us to match employee contributions up to a specified percentage as defined by the plans. Our contributions to these plans totaled $1.3 million, $1.7 million, and $1.8 million in 2019, 2018, and 2017, respectively.

Deferred Compensation Plans

We maintain a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. In November 2013, the Board determined to indefinitely suspend the Deferred Plan and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with us. The assets of the Deferred Plan, as well as the corresponding obligations, were approximately $0.3 million and $0.4 million at December 31, 2019 and 2018, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, we assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation to pay a fixed euro amount for a period specified in the contract. In connection with the acquisition of Orad, we assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. Our assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $0.8 million at December 31, 2019 and $1.0 million at December 31, 2018, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $5.2 million at December 31, 2019 and $5.0 million at December 31, 2018, representing the fair value of the estimated benefits to be paid under the arrangements.

N.	INCOME TAXES

On December 22, 2017, the tax act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly known as the Tax Cuts and Jobs Act (the “TCJA”), was signed into law. The TCJA changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries.

At December 31, 2017, we recorded a reduction of $129.4 million to our U.S. net deferred tax assets as a result of the rate reduction from 35% to 21%. Our deferred tax attributes are generally subject to a full valuation allowance in the U.S. and thus, this adjustment to the attributes did not impact the tax provision.

As part of U.S. international tax reform, the TCJA imposes a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. We were in an aggregate net foreign deficit position for U.S. tax purposes, and therefore not liable for the transition tax. Additionally, TCJA repealed the alternative minimum tax (“AMT”) and made existing AMT credit carryovers refundable. Accordingly, at December 31, 2017, we recorded a deferred tax benefit and income tax receivable for our existing AMT credit in the amount of $0.8 million.

The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, we can make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). During the year ended December 31, 2018 we made a policy election to record tax effects of GILTI as an expense under the period cost method.

Income from before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) from operations before income taxes:
United States	$4,311	$(1,940)	$(4,811)
Foreign	(1,786)	(7,463)	(8,611)
Total income (loss) from operations before income taxes	$2,525	$(9,403)	$(13,422)
Provision for (Benefit from) income taxes:
Current tax expense (benefit):
Federal	$(4)	$(1)	$(4)
State	58	59	59
Foreign benefit of net operating losses	(462)	(206)	(66)
Other foreign	1,632	1,372	1,774
Total current tax expense	1,224	1,224	1,763
Deferred tax (benefit) expense:
Federal	—	—	(821)
Other foreign	(6,300)	47	(809)
Total deferred tax (benefit) expense	(6,300)	47	(1,630)
Total provision for (benefit from) income taxes	$(5,076)	$1,271	$133

Net deferred tax assets (liabilities) consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Tax credit and net operating loss carryforwards	$267,049	$283,473
Allowances for bad debts	69	32
Difference in accounting for:
Revenues	2,651	3,666
Costs and expenses	19,400	17,033
Inventories	2,282	3,744
Acquired intangible assets	187	555
Long-term lease liabilities	7,605	—
Gross deferred tax assets	299,243	308,503
Valuation allowance	(281,568)	(304,070)
Deferred tax assets after valuation allowance	17,675	4,433
Deferred tax liabilities:
Difference in accounting for:
Revenues	(1,052)	—
Costs and expenses	(1,527)	(1,454)
Acquired intangible assets	—	(709)
Basis difference convertible notes	(326)	(1,112)
Right of use asset	(7,291)	—
Gross deferred tax liabilities	(10,196)	(3,275)
Net deferred tax assets	$7,479	$1,158
Recorded as:
Long-term deferred tax assets, net	7,479	1,158
Long-term deferred tax liabilities, net	—	—
Net deferred tax assets	$7,479	$1,158

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We have determined that our Irish subsidiary has reached a level of sustained profitability sufficient enough to release a significant portion of the valuation allowance on its net operating loss carryforward. Accordingly, we reversed a $6.0 million valuation allowance against the Irish subsidiary’s net operating loss carryforward deferred tax asset. Additionally, during the year ended December 31, 2019 we completed a legal entity reorganization that reduced the number of our German subsidiaries. This reorganization allowed us to reverse a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities resulting in an increase to the deferred tax asset, net of a provision for related uncertain tax position, of $1.5 million. Management believes the remaining deferred tax assets, based largely on the history of U.S. tax losses, warrant a valuation allowance based on the weight of available negative evidence.

As noted above under Recently Adopted Accounting Pronouncements, on January 1, 2019 we adopted ASC 842 Leases which resulted in the recognition of our leases on the balance sheet by recording right-of use assets and short and long-term lease liabilities. These new lease assets and liabilities generally have no tax basis, accordingly we have established a related deferred tax asset for the lease liability and a deferred tax liability for the right of use asset.

For U.S. federal and state income tax purposes at December 31, 2019, we had tax credit carryforwards of $49.9 million, which will expire between 2020 and 2039, and net operating loss carryforwards of $760.8 million, the majority of which will expire between 2020 and 2037.

The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. We completed an assessment at October 31, 2019 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of our net operating loss and tax credit amounts are subject to any Section 382 limitation.

Additionally, we have foreign net operating loss carryforwards of $105.2 million and capital loss carryforwards of $1.6 million, each with an indefinite carryforward period and tax credit carryforwards of $6.2 million that begin to expire in 2030. We have determined there is uncertainty regarding the realization of a portion of these assets and have recorded a valuation allowance against $56.0 million of net operating losses, $1.6 million of capital losses and $6.1 million of tax credits at December 31, 2019.

Our assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on our levels of pre-tax income and other tax related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal.

The following table sets forth a reconciliation of our income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Statutory tax	$530	$(1,975)	$(4,698)
Tax credits expired / (generated)	815	1,277	(1,646)
Foreign operations	921	1,854	3,113
Change in uncertain tax positions	11,185	58	800
Non-deductible expenses and other	2,474	301	1,109
Change in valuation allowance	(21,001)	(244)	1,455
(Benefit from) provision for income taxes	$(5,076)	$1,271	$133

As noted above, the TCJA included a reduction of the corporate income tax rate from 35% to 21% for years beginning after 2017. Accordingly, the amount reflected above for statutory tax is computed at a 21% rate for the years ended December 31, 2019 and December 31, 2018 and a 35% rate for the year ended December 31, 2017.

Our tax credits decreased in 2019 and 2018 driven by expiring U.S. research and development tax credits exceeding current year tax credits generated. Changes in the jurisdictional mix of our foreign profitability drives the change in the taxes on foreign operations. The 2019 increase in our uncertain tax positions relates to our German net operating loss carryforward. As noted above, the deferred tax asset recorded for the net operating loss carryforward is recorded net of this uncertain tax position. The 2019 increase in our non-deductible expenses was primarily driven by compensation deduction limitations under Internal Revenue Code section 162(m). The 2019 decrease in our valuation allowance was primarily driven by reversal of valuation allowances on our foreign net operating loss carryforwards. We have determined that our Irish subsidiary has reached a level of sustained profitability sufficient enough to release a significant portion of the valuation allowance on its net operating loss carryforward. Accordingly, we recorded a $6.0 million benefit related to a valuation allowance against the Irish subsidiary net operating loss carryforward deferred tax asset. Additionally, the reorganization of our German subsidiaries allowed us to reverse a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities. We recorded a gross benefit of $12.6 million for this release and correspondingly recorded an $11.1 million charge for a related uncertain tax position resulting in a net benefit of $1.5 million.

As a result of TCJA and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant. However, we do not have any current plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At December 31, 2017 and 2018, our unrecognized tax benefits and related accrued interest and penalties related to an audit issue at our subsidiary in Israel in the amount of $1.8 million, of which $1.8 million would affect our income tax provision and effective tax rate if recognized. We increased the value of this position to $1.9 million at December 31, 2019. Additionally, during 2019 we had an increase in our unrecognized tax positions of $11.1 million related to our German subsidiary net operating loss carryforward; this increase relates to the German subsidiary’s legal entity reorganization mentioned above. The total increases to the value of our unrecognized tax benefits during 2019, including the impacts of any foreign currency revaluations, were $11.2 million.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Unrecognized tax benefits at January 1, 2017	$1,041
Increases for tax positions taken during a prior period	800
Unrecognized tax benefits at December 31, 2017	1,841
Decreases for tax positions taken during a prior period	(78)
Unrecognized tax benefits at December 31, 2018	1,763
Increases for tax positions taken during a prior period	11,248
Unrecognized tax benefits at December 31, 2019	$13,011

We recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2019 and 2018 were $0.4 million and $0.3 million, respectively.

The tax years 2010 and forward remain open to examination by taxing authorities in the jurisdictions in which we operate. The most significant operating jurisdictions include: the United States, Ireland, the Netherlands, Germany, Israel, Japan, and the United Kingdom.

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

During the year ended December 31, 2019, we recorded restructuring costs of $0.6 million. The restructuring charges for the year ended December 31, 2019 included $0.6 million of severance costs related to approximately 54 positions eliminated during 2019.

During the year ended December 31, 2018, we recorded restructuring costs of  $5.1 million. The restructuring charges for the year ended December 31, 2018 included $3.6 million for the severance costs related to approximately 84 positions eliminated during 2018 and the first quarter of 2019, recoveries of $(0.1) million of facility restructuring accrual adjustments, and $1.1 million of leasehold improvement write-off resulting from the consolidation of our facilities in Burlington, Massachusetts.

During the year ended December 31, 2017, we recorded restructuring costs of $7.1 million. The restructuring charges for the year ended December 31, 2017 included $3.1 million for the severance costs related to approximately 102 positions eliminated during 2017 and $1.1 million as a result of revised severance estimates, and $5.1 million for the closure of certain excess facility space, including $3.2 million of leasehold improvement write-offs.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employee	$599	$3,641	$2,145
Facility	5	(104)	2,939
Total facility and employee charges	604	3,537	5,084
Other	25	1,611	1,975
Total restructuring charges, net	$629	$5,148	$7,059

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2019, 2018, and 2017 (in thousands).

	Employee- Related	Facilities- Related	Total
Accrual balance at January 1, 2017	$6,226	$3,308	$9,534
Restructuring charges and revisions	2,145	2,939	5,084
Accretion	—	325	325
Cash payments	(6,439)	(4,109)	(10,548)
Foreign exchange impact on ending balance	66	16	82
Accrual balance at December 31, 2017	$1,998	$2,479	$4,477
Restructuring charges and revisions	3,641	(104)	3,537
Accretion	—	103	103
Cash payments	(3,099)	(2,159)	(5,258)
Foreign exchange impact on ending balance	1	(1)	—
Accrual balance at December 31, 2018	$2,541	$318	$2,859
Restructuring charges and revisions	599	—	599
Accretion	—	—	—
Cash payments	(2,964)	—	(2,964)
Foreign exchange impact on ending balance	(21)	—	(21)
Effect of adoption of ASC 842	—	(318)	$(318)
Accrual balance at December 31, 2019	155	—	$155
Less: current portion	155	—	155
Long-term accrual balance as of December 31, 2019	$—	$—	$—

The employee-related accruals at December 31, 2019 represent severance costs to former employees that will be paid out within 12 months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in our consolidated balance sheets.

On January 1, 2019, we had facilities restructuring accruals of $0.1 million included in the caption “accrued expenses and other current liabilities” and $0.2 million included in the caption “other long-term liabilities," which were reclassified upon the adoption of ASC 842 to the right of use asset account.

P.	REVENUE

Revenue Components and Performance Obligations

Video Products and Solutions

We offer a wide range of video products and solutions in connection with our sales of storage and workflow solutions, our media management solutions, and our video creative tools, which include our Media Composer, NEXIS, Airspeed, Maestro, and MediaCentral product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Audio Products and Solutions

We offer a wide range of audio products and solutions in connection with our sales of digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems, which include our Pro Tools, Pro Tools HD, Pro Tools | S6, VENUE | S6L, and Sibelius product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Subscription Services

We offer subscription versions of many of our software products with monthly, annual and multi-year terms. While we are beginning to offer subscription versions for most of our product portfolio in connection with our cloud strategy, current subscription sales primarily consist of our Media Composer, Pro Tools, and Sibelius offerings. We sell these products to customers under standard terms and conditions and payment is due upfront, except for webstore transactions which are billed monthly. Contract assets for annual and multi-year subscriptions billed monthly are recorded on our balance sheet upon customer commitment, net of expected early cancellations where we estimate variable consideration based on historical experience. Subscription services have several performance obligations, including a right to use the software and stand-ready performance obligations to (i) provide unspecified bug fixes and software enhancements, or Software Updates, and (ii) call support when and if needed. The estimated SSP of the right to use the licensed software is recognized at a point in time once control has been transferred and the customer has the ability to access the software. Stand-ready performance obligations related to Software Updates and call support are satisfied over time and revenue is recognized ratably over the term of the subscription.

Support Services

We offer support contracts, which are typically annual, for our video and audio products. Support contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Support contracts are also sold on an enterprise basis where a customer purchases support for all Avid products owned. Support contracts are provided under our standard terms and conditions and payment is due in advance of the support being provided. Support contracts include stand-ready performance obligations to provide (i) Software Updates, (ii) call support, and (iii) hardware maintenance. Support contract performance obligations are satisfied over time and revenue is recognized ratably over the term of the support contract.

Historically, for many of our products, we had an ongoing practice of making when-and-if-available Software Updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice represents an implied performance obligation of a form of post-contract customer support (“Implied Maintenance Release PCS”) which represents a performance obligation. While we have ceased providing Implied Maintenance Release PCS on new product offerings, we continue to provide Implied Maintenance Release PCS for older products that were predominately sold in prior years. Revenue attributable to Implied Maintenance Release PCS performance obligations is recognized over time on a ratable basis over the period that Implied Maintenance Release PCS is expected to be provided, which is typically six years.

Professional Services, Training, and Other

We sell a variety of professional services, training, and other services that complement product and support offerings. Professional services consist primarily of standard configuration, commissioning (i.e., setting up equipment purchased) and on-air support (i.e., monitoring a customer’s production environment available during initial system go-live, live sporting events, etc.) and providing customization services for some of our products. We also offer training and certification programs for many of our products and workflows. Other revenues include shipping and handling charges and reimbursable travel expenses. We sell professional services, training and other services under a contract or signed quote, and for larger projects, statements of work that outline the customer’s specifications and requirements. Services are primarily sold on a time and materials basis, however, fixed fee arrangements are also executed from time to time. Payments are generally billed upon completion of the service or, for larger projects, on an installment basis as services are rendered. While the nature of service deliverables can vary significantly, each service deliverable generally represents a distinct performance obligation and revenue is recognized over time, typically in proportion of the total hours incurred as a percentage of total estimated hours required to complete the project.

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

Disaggregated Revenue and Geography Information

The following is a summary of our revenues by type for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Video products and solutions net revenues	$131,225	$132,276	$114,787
Audio products and solutions net revenues	76,220	72,831	94,674
Products and solutions net revenues	207,445	205,107	209,461
Subscription services	45,181	35,888	20,118
Support services	130,443	139,205	159,533
Professional services, training and other services	28,719	33,082	29,891
Services net revenues	204,343	208,175	209,542
Total net revenues (1)	$411,788	$413,282	$419,003

The following table sets forth our revenues by geographic region for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
United States	$152,012	$150,877	$161,155
Other Americas	32,783	27,494	27,031
Europe, Middle East and Africa	161,764	172,238	163,059
Asia-Pacific	65,229	62,673	67,758
Total net revenues (1)	$411,788	$413,282	$419,003
(1) As a result of our adoption of ASC 606 effective January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Contract Asset

Contract asset activity for the year ended December 31, 2019 was as follows (in thousands):

December 31, 2019
Contract asset at January 1, 2019	$16,513
Revenue in excess of billings	30,715
Customer billings	(27,734)
Contract asset at December 31, 2019	$19,494

The increase in contract assets during the year ended December 31, 2019 is due to (i) continued growth in our subscription offerings and (ii) the timing of payments due under our enterprise network agreements which predominately are payable annually, whereas performance obligations are fulfilled on a continuous basis.

Deferred Revenue

Deferred revenue activity for the year ended December 31, 2019 was as follows (in thousands):

December 31, 2019
Deferred revenue at January 1, 2019	$99,601
Billings deferred	76,665
Recognition of prior deferred revenue	(78,365)
Deferred revenue at December 31, 2019	$97,901

A summary of the performance obligations included in deferred revenue as of December 31, 2019 is as follows (in thousands):

December 31, 2019
Product	$6,507
Subscription	1,230
Support Contracts	75,618
Implied Maintenance Release PCS	11,974
Professional services, training and other	2,572
Deferred revenue at December 31, 2018	$97,901

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

We have remaining performance obligations of $12.0 million attributable to Implied Maintenance Release PCS recorded in deferred revenue as of December 31, 2019. We expect to recognize revenue for these remaining performance obligations of $5.1 million, $3.2 million, $1.8 million, $1.1 million, and $0.6 million for the years ended December 31, 2020, 2021, 2022, 2023, and 2024, respectively.

As of December 31, 2019, we had approximately $60.7 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been invoiced and are therefore not recorded as deferred revenue on our balance sheet. Unbilled remaining performance obligations represent obligations we have to deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our unbilled remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $60.7 million in installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments and changes in the expected timing of delivery.

Q.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Term loan, net of unamortized debt issuance costs of $3,334 at December 31, 2019 and $2,613 at December 31, 2018, respectively	$200,105	$122,811
Notes, net of unamortized original issue discount and debt issuance costs of $680 at December 31, 2019 and $9,022 at December 31, 2018, respectively	28,187	97,731
Other long-term debt	1,296	1,453
Total debt	229,588	221,995
Less: current portion	30,554	1,405
Total long-term debt	$199,034	$220,590

The following table summarizes the maturities of our borrowing obligations as of December 31, 2019 (in thousands):

Fiscal Year	Term Loan	Notes	Other Long-Term Debt	Total
2020	$2,231	$28,867	$136	$31,234
2021	4,781	—	146	4,927
2022	6,375	—	157	6,532
2023	190,052	—	168	190,220
2024	—	—	180	180
Thereafter	—	—	509	509
Total before unamortized discount	203,439	28,867	1,296	233,602
Less: unamortized discount and issuance costs	3,334	680	—	4,014
Less: current portion of long-term debt	2,231	28,187	136	30,554
Total long-term debt	$197,874	$—	$1,160	$199,034

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% Convertible Senior Notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The net proceeds from the offering were $120.3 million after deducting the offering expenses.

The Notes pay interest semi-annually on June 15 and December 15 of each year, beginning on December 15, 2015, at an annual rate of 2.00% and mature on June 15, 2020 unless earlier converted or repurchased in accordance with their terms prior to such date. Additional interest may be payable upon the occurrence of certain events of default relating to our failure to deliver certain documents or reports to the Trustee, our failure to timely file any document or report required pursuant to Section 13 or 15(d) of the Exchange Act, or if the Notes are not freely tradable as of one year after the last date of original issuance of the Notes. The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 45.5840 shares per $1,000 principal amount of Notes, which is equal to an initial conversion price of $21.94 per share. Prior to December 15, 2019, the Notes are convertible only in the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On or after December 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. We may not redeem the Notes prior to their maturity, which means that we are not required to redeem or retire the Notes periodically.

The Notes are senior unsecured obligations. Upon the occurrence of certain specified fundamental changes, the holders may require us to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

In accounting for the Notes at issuance, we allocated proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, we recorded $96.7 million as debt and $28.3 million as additional paid-in capital in stockholders’ equity. The effective interest rate used to estimate the fair value of the debt was 7.66%. For the years ended December 31, 2019 and 2018, we recorded debt discount accretion of $3.3 million and $6.4 million, respectively, as interest expense in our statement of operations. Total interest expense for the years ended December 31, 2019 and 2018 was $4.4 million and $8.8 million, respectively, reflecting the coupon and accretion of the discount.

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

On April 11, 2019, we announced the commencement of a cash tender offer (the “Offer”) for any and all of our outstanding Notes. On May 9, 2019, as of the expiration of the Offer, Notes with an aggregate principal amount of $74.0 million were validly tendered. We accepted for purchase all Notes that were validly tendered at the expiration of the Offer at a purchase price equal to $982.5 per $1,000 principal amount of Notes, and settled the Offer on May 13, 2019 for $72.7 million in cash. We repurchased 73,986 Notes, recorded $74.0 million extinguishment of debt, $0.6 million of equity reacquisition, and a $2.9 million loss on the extinguishment of debt. In connection with the Offer, the number of options under the Capped Call was reduced to 28,867 to mirror the remaining principal outstanding for the Notes, and an immaterial partial unwind cash payment was received in May 2019.

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

In connection with the repurchase of 96,133 of the Notes in 2017, 2018, and 2019, we entered into partial unwind agreements with the third party, as a result of which the number of options under the original Capped Call transaction was reduced from 125,000 to 28,867.

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

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of the Notes in a tender offer. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of the Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed will mature on May 10, 2023 under the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITA) based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

The Financing Agreement amendment effective April 8, 2019 was accounted for as a debt modification, and therefore, $1.6 million of the refinancing fees paid directly to the Lenders was recorded as deferred debt issuance costs, and $4.4 million of the refinancing fees paid to the third parties was expensed. There were no amounts outstanding under the Credit Facility as of December 31, 2019. We were in compliance with the Financing Agreement covenants as of December 31, 2019. We recorded $16.0 million of interest expense on the Term Loan for the year ended December 31, 2019.

R. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2019				2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$116,306	$93,461	$98,701	$103,319	$112,684	$104,046	$98,615	$97,937
Cost of revenues	43,033	35,603	40,253	40,087	44,220	41,485	40,333	40,280
Amortization of intangible assets	—	—	1,788	1,950	1,950	1,950	1,950	1,950
Gross profit	73,273	57,858	56,660	61,282	66,514	60,611	56,332	55,707
Operating expenses:
Research and development	16,018	14,860	15,180	16,285	14,836	15,873	15,985	15,685
Marketing and selling	26,603	22,334	26,129	24,878	23,921	23,461	27,759	26,132
General and administrative	14,816	12,034	12,722	13,788	13,574	13,660	14,041	13,955
Amortization of intangible assets	—	—	331	363	361	363	363	363
Restructuring costs (recoveries), net	113	229	(269)	558	1,747	226	268	2,907
Total operating expenses	57,550	49,457	54,093	55,872	54,439	53,583	58,416	59,042
Operating income (loss)	15,723	8,401	2,567	5,410	12,075	7,028	(2,084)	(3,335)
Interest and other expense, net	(5,584)	(5,519)	(13,290)	(5,185)	(5,725)	(5,725)	(6,278)	(5,359)
Income (loss) before income taxes	10,139	2,882	(10,723)	225	6,350	1,303	(8,362)	(8,694)
Provision for (benefit from) income taxes	(5,231)	(283)	—	438	447	425	144	255
Net income (loss)	$15,370	$3,165	$(10,723)	$(213)	$5,903	$878	$(8,506)	$(8,949)

Net income (loss) per share – basic	$0.36	$0.07	$(0.25)	$(0.01)	$0.14	$0.02	$(0.20)	$(0.22)
Net income (loss) per share – diluted	$0.35	$0.07	$(0.25)	$(0.01)	$0.14	$0.02	$(0.20)	$(0.22)

Weighted-average common shares outstanding – basic	43,060	42,913	42,560	42,046	41,860	41,792	41,587	41,404
Weighted-average common shares outstanding – diluted	43,737	43,674	42,560	42,046	42,430	42,226	41,587	41,404

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of December 31, 2019, these disclosure controls and procedures were effective at a reasonable level of assurance.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2019. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was effective at December 31, 2019.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Avid Technology, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 9, 2020 expressed an unqualified opinion thereon.
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
March 9, 2020

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid, 75 Network Drive, Burlington, MA 01803, Attention:  Corporate Secretary.  Our Code of Business Conduct and Ethics is also available in the Investor Relations section of our website at www.avid.com. If we were to amend or waive any provision of our Code of Business Conduct and Ethics applicable to any of our principal executive officers, our principal financial officer, our principal accounting officer, or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.

The remainder of the response to this item will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Delinquent 16(a) Reports,” “Board Committees,” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item will be contained in our 2020 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2020 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2020 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2020 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Reports of Independent Registered Public Accounting Firms
-  Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017
-  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017
-  Consolidated Balance Sheets as of December 31, 2019 and 2018
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019, 2018, and 2017
-  Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
-  Notes to Consolidated Financial Statements

(a) 3.
LISTING OF EXHIBITS.  The list of exhibits, which are filed or furnished with this report or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant		8-K	October 21, 2011	000-21174
3.4	Amendment to Amended and Restated By-Laws of the Registrant	X
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	X
10.1	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.2	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.3	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.4	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.5	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	September 12, 2014	001-36254
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.12	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.13	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254
#10.14	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		10-K	September 12, 2014	001-36254

#10.15	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.16	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.17	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.18	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.19	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.20	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.21	2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.22	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.23	Form of NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.24	Form of ISO/NSO Agreement under the Registrant’s 2014 Stock Incentive Plan	10-K	March 16, 2015	001-36254
#10.25	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield	8-K/A	February 12, 2013	000-21174
#10.26	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton	10-Q	September 12, 2014	001-36254
#10.27	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	10-K	March 14, 2011	000-21174
#10.28	Form of Executive Officer Employment Letter as of January 1, 2012	10-K	February 29, 2012	000-21174
#10.29	Summary of 2013 Annual Executive Incentive Program	10-K	September 12, 2014	001-36254
#10.30	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.	8-K/A	February 12, 2013	000-21174
#10.31	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick	10-Q	September 12, 2014	001-36254
#10.32	2013 Remediation Bonus Plan	8-K	July 25, 2013	000-21174
#10.33	Summary of 2014 Annual Executive Incentive Program	10-Q	September 23, 2014	001-36254
10.34	Agreement and Plan of Merger, dated as of April 12, 2015, by and among Orad Hi-Tech Solutions	8-K	April 13, 2015	001-36254
10.35	Form of Voting and Support Agreement between Avid Technology, Inc. and certain shareholders of Orad Hi-Tech Solutions Ltd.	8-K	April 13, 2015	001-36254

#10.36	Summary of Avid Technology, Inc.’s 2015 Executive Bonus Plan		10-Q	May 8, 2015	001-36254
10.37	Indenture, dated as of June 15, 2015, between Avid Technology, Inc. and Wells Fargo Bank, National Association (including the form of 2.00% Convertible Senior Notes due 2020)		8-K/A	June 16, 2015	001-36254
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
			8-K	December 7, 2018	001-36254
10.48	Amendment No. 5 to Financing Agreement, dated April 8, 2019, among Avid Technology, Inc., the Lender named therein		8-K	April 11, 2019	001-36254
21	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jeff Rosica
Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeff Rosica	By:	/s/ Kenneth Gayron	By:	/s/ Garrard Brown
	Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)		Kenneth Gayron Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Garrard Brown Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 9, 2020	Date:	March 9, 2020	Date:	March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Peter Westley
Peter Westley	Chairman of the Board of Directors	March 9, 2020

/s/ Jeff Rosica
Jeff Rosica	President and Chief Executive Officer	March 9, 2020

/s/ Christian A. Asmar
Christian A. Asmar	Director	March 9, 2020

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 9, 2020

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 9, 2020

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 9, 2020

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	March 9, 2020

/s/ Michelle Munson
Michelle Munson	Director	March 9, 2020

/s/ Daniel B. Silvers
Daniel B. Silvers	Director	March 9, 2020

/s/ John P. Wallace
John P. Wallace	Director	March 9, 2020