Form 10-K/A
period 2019-12-31
AVID TECHNOLOGY, INC.
filed 2020-03-27
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on March 9, 2020 (the “Original Filing Date”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Form 10-K incorrectly identified the date of the auditors' reports on the applicable financial statements and internal controls over financial reporting as March 9, 2019 instead of March 9, 2020. A new consent with corrected information is filed as an exhibit attached hereto.

Except as described above, no changes have been made to the Original Form 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the Exhibits 31.1 and 31.2 have been omitted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or furnished as part of this Amendment No. 1.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
23.1	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
104	The cover page from Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (embedded within the Inline XBRL document).	X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jeff Rosica	By:	/s/ Kenneth Gayron	By:	/s/ Garrard Brown
	Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)		Kenneth Gayron Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Garrard Brown Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 27, 2020	Date:	March 27, 2020	Date:	March 27, 2020