Form 10-Q
period 2020-03-31
AVID TECHNOLOGY, INC.
filed 2020-05-07
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number:  1-36254
__________________
Avid Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				04-2977748
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
	75 Network Drive
	Burlington	Massachusetts	01803
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 4, 2020, was 43,697,846.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Forward-looking statements may involve subjects relating to, among others, the following:

•
the effects that the COVID-19 pandemic and its related consequences may have on the national and global economy and on our business and operations, revenues, cash flows and profitability, and capital resources;

•	our ability to successfully implement our strategy, including our cost saving measures and other actions implemented in response to the COVID-19 pandemic;

•	the anticipated trends and developments in our markets and the success of our products in these markets;

•	our ability to develop, market, and sell new products and services;

•	our ability to achieve our goal of expanding our market positions;

•	our ability to accelerate growth of our Cloud-enabled platform;

•	anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•	the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•	our ability to successfully consummate acquisitions, or investment transactions and successfully integrate acquired businesses;

•	the anticipated performance of our products;

•	our ability to maintain adequate supplies of products and components, including through sole-source supply arrangements;

•	our plans to repatriate foreign earnings;

•	the outcome, impact, costs, and expenses of any litigation or government inquiries to which we are or become subject;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•	our compliance with covenants contained in the agreements governing our indebtedness;

•	our ability to service our debt and meet the obligations thereunder, including our ability to satisfy our conversion and repurchase obligations under our convertible notes due 2020;

•	seasonal factors;

•	fluctuations in foreign exchange and interest rates;

•	estimated asset and liability values and amortization of our intangible assets;

•	our ability to protect and enforce our intellectual property rights;

•	the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of the COVID-19 pandemic; and

•	worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify international trade agreements.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
Products	$34,711	$54,396
Services	51,742	48,923
Total net revenues	86,453	103,319

Cost of revenues:
Products	20,962	27,600
Services	12,340	12,487
Amortization of intangible assets	—	1,950
Total cost of revenues	33,302	42,037
Gross profit	53,151	61,282

Operating expenses:
Research and development	15,425	16,285
Marketing and selling	25,289	24,878
General and administrative	12,744	13,788
Amortization of intangible assets	—	363
Restructuring costs, net	145	558
Total operating expenses	53,603	55,872

Operating (loss) income	(452)	5,410

Interest and other expense, net	(5,283)	(5,185)
(Loss) income before income taxes	(5,735)	225
Provision for income taxes	122	438
Net loss	$(5,857)	$(213)

Net loss per common share – basic and diluted	$(0.14)	$(0.01)

Weighted-average common shares outstanding – basic and diluted	43,254	42,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(5,857)	$(213)

Other comprehensive loss:
Foreign currency translation adjustments	(815)	(548)

Comprehensive loss	$(6,672)	$(761)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$81,182	$69,085
Restricted cash	1,663	1,663
Accounts receivable, net of allowances of $1,453 and $958 at March 31, 2020 and December 31, 2019, respectively.	59,965	73,773
Inventories	32,601	29,166
Prepaid expenses	10,101	9,425
Contract assets	22,162	19,494
Other current assets	7,147	6,125
Total current assets	214,821	208,731
Property and equipment, net	18,873	19,580
Goodwill	32,643	32,643
Right of use assets	29,002	29,747
Long-term deferred tax assets, net	7,640	7,479
Other long-term assets	5,456	6,113
Total assets	$308,435	$304,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,989	$39,888
Accrued compensation and benefits	19,185	19,524
Accrued expenses and other current liabilities	33,044	36,759
Income taxes payable	1,964	1,945
Short-term debt	31,400	30,554
Deferred revenue	82,441	83,589
Total current liabilities	203,023	212,259
Long-term debt	220,426	199,034
Long-term deferred revenue	12,971	14,312
Long-term lease liabilities	28,063	28,127
Other long-term liabilities	5,414	5,646
Total liabilities	469,897	459,378

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	434	430
Additional paid-in capital	1,028,115	1,027,824
Accumulated deficit	(1,185,266)	(1,179,409)
Accumulated other comprehensive loss	(4,745)	(3,930)
Total stockholders’ deficit	(161,462)	(155,085)
Total liabilities and stockholders’ deficit	$308,435	$304,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three Months Ended March 31, 2020
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2020	43,150	—	430	1,027,824	(1,179,409)	—	(3,930)	(155,085)

Stock issued pursuant to employee stock plans	398	—	4	(1,818)	—	—	—	(1,814)

Stock-based compensation	—	—	—	2,109	—	—	—	2,109

Net loss	—	—	—	—	(5,857)	—	—	(5,857)

Other comprehensive loss	—	—	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	—	434	1,028,115	(1,185,266)	—	(4,745)	(161,462)

Three Months Ended March 31, 2019
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans	—	391	—	(6,612)	—	5,231	—	(1,381)

Stock-based compensation	—	—	—	1,738	—	—	—	1,738

Net loss	—	—	—	—	(213)	—	—	(213)

Other comprehensive loss	—	—	—	—	—	—	(548)	(548)

Partial retirement of convertible senior notes conversion feature	—	—	—	(23)	—	—	—	(23)

Partial unwind capped call cash receipt	—	—	—	1	—	—	—	1

Balances at March 31, 2019	42,339	—	423	1,024,028	(1,187,223)	—	(4,315)	(167,087)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,857)	$(213)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,142	4,740
Allowance for (recovery from) doubtful accounts	497	(9)
Stock-based compensation expense	2,109	1,738
Non-cash interest expense	2,820	3,359
Unrealized foreign currency transaction losses (gains)	51	(586)
Benefit from deferred taxes	(207)	(1)
Changes in operating assets and liabilities:
Accounts receivable	13,311	6,444
Inventories	(3,435)	(1,372)
Prepaid expenses and other assets	(1,631)	(3,861)
Accounts payable	(4,858)	(810)
Accrued expenses, compensation and benefits and other liabilities	(5,323)	(2,837)
Income taxes payable	40	261
Deferred revenue and contract assets	(5,264)	(477)
Net cash (used in) provided by operating activities	(5,605)	6,376

Cash flows from investing activities:
Purchases of property and equipment	(1,479)	(1,767)
Net cash used in investing activities	(1,479)	(1,767)

Cash flows from financing activities:
Proceeds from revolving line of credit	22,000	—
Repayment of debt	(351)	(3,928)
Proceeds from the issuance of common stock under employee stock plans	—	309
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,818)	(1,690)
Partial unwind capped call cash receipt	—	(22)
Net cash provided by (used in) financing activities	19,831	(5,331)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(402)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,345	(777)
Cash, cash equivalents and restricted cash at beginning of period	72,575	68,094
Cash, cash equivalents and restricted cash at end of period	$84,920	$67,317
Supplemental information:
Cash and cash equivalents	$81,182	$55,326
Restricted cash	1,663	9,020
Restricted cash included in other long-term assets	2,075	2,971
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$84,920	$67,317

Cash paid for income taxes	$391	$203
Cash paid for interest	$4,450	$2,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The impact that the recent COVID-19 pandemic will have on the Company’s consolidated results of operations and financial condition is uncertain. The Company is actively managing its business to respond to this health crisis and will continue to evaluate the nature and extent of the impact. While the duration and severity of the COVID-19 pandemic, and resulting economic impacts, are highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted by these developments for at least the balance of 2020. To address expected reductions in net revenues and cash flows, we have already taken steps to reduce our discretionary spending and reduce payroll costs, including through temporary employee furloughs and pay cuts.  We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations and cash flows, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) applying for various programs that have been implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business including non-compliance with our financial covenants with our lenders which, in the event management is not able to obtain a waiver or amendment, may result in an event of default under the financing agreement, which could permit acceleration of the outstanding indebtedness and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

The primary impact of ASC 842 is that substantially all of our leases are recognized on the balance sheet, by recording right-of-use assets and short-term and long-term lease liabilities, both of which are material to our consolidated balance sheet. The new standard does not have a material impact on our consolidated statement of operations and cash flows, and the effect of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019 is immaterial.

Recent Accounting Pronouncements To Be Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Options	465	772
Non-vested restricted stock units	3,069	2,881
Anti-dilutive potential common shares	3,534	3,653

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% convertible senior notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933 (the “Securities Act”). The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction, or Capped Call, with a third party. We use the treasury stock method in computing the dilutive impact of the Notes. The Notes are convertible into shares of our common stock but our stock prices as of March 31, 2020 and 2019 were less than the conversion price, and, therefore, the Notes are excluded from Diluted EPS. The Capped Call is not reflected in diluted net income per share as it will always be anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2020 and December 31, 2019, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$813	$207	$606	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,156	$338	$818	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. As of March 31, 2020, the net carrying amount of the Notes was $28.6 million, and the fair value of the Notes was approximately $27.8 million based on open market trading activity, which constitutes a Level 1 input in the fair value hierarchy.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$8,358	$9,036
Work in process	398	371
Finished goods	23,845	19,759
Total	$32,601	$29,166

As of March 31, 2020 and December 31, 2019, finished goods inventory included $1.8 million and $1.5 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.	LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of March 31, 2020. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The weighted-average remaining lease term of our operating leases is 6.9 years as of March 31, 2020. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $2.6 million and $2.5 million for the three months ended March 31, 2020 and March 31, 2019 respectively. Related cash payments were $2.6 million and $2.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020 (in thousands):

Year Ending December 31,	Operating Leases
2020 (excluding three months ended March 31, 2020)	$6,235
2021	6,148
2022	5,384
2023	4,519
2024	4,402
Thereafter	15,340
Total future minimum lease payments	$42,028
Less effects of discounting	(7,847)
Total lease liabilities	$34,181

Reported as of March 31, 2020
Accrued expenses and other current liabilities	$6,118
Long-term lease liabilities	28,063
Total lease liabilities	$34,181

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred compensation	5,087	5,186
Other	327	460
Total	$5,414	$5,646

7.	COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2017, which included an unconditional commitment to purchase a minimum of $12.8 million of products and services over the initial three years of the agreement. We have purchased $12.8 million of products and services pursuant to this agreement as of March 31, 2020.

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2020, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $2.1 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2020 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of March 31, 2020.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former executive’s employment agreement. On April 16, 2019 we received an additional notice again alleging we breached the former executive’s employment agreement. We have since been in communications with our former Chairman and Chief Executive Officer’s counsel. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At March 31, 2020 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Accrual balance at beginning of year	$1,337	$1,706
Accruals for product warranties	384	227
Costs of warranty claims	(357)	(338)
Accrual balance at end of period	$1,364	$1,595

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.	RESTRUCTURING COSTS AND ACCRUALS

During the three months ended March 31, 2020 and March 31, 2019, we recorded restructuring charges of $0.1 million and $0.6 million, respectively, for employee severance cost adjustments.
Restructuring Summary

The following table sets forth restructuring expenses recognized for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee	$145	$535
Facility	—	5
Total facility and employee charges	145	540
Other	—	18
Total restructuring charges, net	$145	$558

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2020 (in thousands):

Employee
Accrual balance as of December 31, 2019	$155
Restructuring charges and revisions	145
Cash payments	(110)
Accrual balance as of March 31, 2020	$190
Less: current portion	190
Long-term accrual balance as of March 31, 2020	$—

The employee restructuring accrual at March 31, 2020 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of March 31, 2020.

On January 1, 2019, we had facilities restructuring accruals of $0.1 million included in the caption “accrued expenses and other current liabilities” and $0.2 million included in the caption “other long-term liabilities," which were reclassified upon the adoption of ASC 842 to the right of use asset account.

9.	REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Products and solutions net revenues	$34,711	$54,396
Subscription services	13,958	9,282
Support services	31,794	32,019
Professional services, training and other services	5,990	7,622
Total net revenues	$86,453	$103,319

The following table sets forth our revenues by geographic region for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
United States	$36,090	$39,479
Other Americas	5,450	6,801
Europe, Middle East and Africa	33,235	37,153
Asia-Pacific	11,678	19,886
Total net revenues	$86,453	$103,319

Contract Asset

Contract asset activity for the three months ended March 31, 2020 was as follows (in thousands):

March 31, 2020
Contract asset at January 1, 2020	$19,494
Revenue in excess of billings	7,878
Customer billings	(5,210)
Contract asset at March 31, 2020	$22,162
Less: long-term portion (recorded in other long-term assets)	—
Contract asset, current portion	$22,162

Deferred Revenue

Deferred revenue activity for the three months ended March 31, 2020 was as follows (in thousands):

March 31, 2020
Deferred revenue at January 1, 2020	$97,901
Billings deferred	28,687
Recognition of prior deferred revenue	(31,176)
Deferred revenue at March 31, 2020	$95,412

A summary of the significant performance obligations included in deferred revenue as of March 31, 2020 is as follows (in thousands):

March 31, 2020
Product	$5,311
Subscription	1,501
Support contracts	73,465
Implied PCS	10,769
Professional services, training and other	4,366
Deferred revenue at March 31, 2020	$95,412

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $10.8 million attributable to Implied PCS recorded in deferred revenue as of March 31, 2020. We expect to recognize revenue for these remaining performance obligations of $3.7 million for the remainder of 2020 and $3.2 million, $1.9 million, $1.1 million and $0.6 million for the years ended December 31, 2021, 2022, 2023, and 2024, respectively.

As of March 31, 2020, we had approximately $59.4 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $56.7 million of these performance obligations were unbilled as of March 31, 2020. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $59.4 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.	LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term Loan, net of unamortized debt issuance costs of $3,090 at March 31, 2020 and $3,334 at December 31, 2019	$200,031	$200,105
Notes, net of unamortized original issue discount and debt issuance costs of $312 at March 31, 2020 and $680 at December 31, 2019	28,555	28,187
Revolving credit facility	22,000	—
Other long-term debt	1,240	1,296
Total debt	251,826	229,588
Less: current portion	31,400	30,554
Total long-term debt	$220,426	$199,034

The following table summarizes the contractual maturities of our borrowing obligations as of March 31, 2020 (in thousands):

Fiscal Year	Term Loan	Revolving Credit Facility	Notes	Other Long-Term Debt	Total
2020	$1,913	$—	$28,867	$102	$30,881
2021	4,781	—	—	144	4,925
2022	6,375	—	—	154	6,529
2023	190,052	22,000	—	165	212,217
2024	—	—	—	177	177
Thereafter	—	—	—	499	499
Total before unamortized discount	203,120	22,000	28,867	1,241	255,228
Less: unamortized discount and issuance costs	3,090	—	312	—	3,402
Less: current portion of long-term debt	2,709	—	28,555	136	31,400
Total long-term debt	$197,321	$22,000	$—	$1,105	$220,426

2.00% Convertible Senior Notes due 2020

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act. The Notes pay interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00% and mature on June 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Total interest expense for the three months ended March 31, 2020 was $0.5 million, reflecting the coupon and accretion of the discount.

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

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provided for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed and that remain outstanding will mature on May 10, 2023 under the terms of the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITDA under the Term Loan and Credit Facility) based on the level of availability of our Credit Facility plus unrestricted cash on-hand.

The Financing Agreement amendment effective April 8, 2019 was accounted for as a debt modification, and therefore, $1.6 million of the refinancing fees paid directly to the Lenders was recorded as deferred debt issuance costs, and $4.4 million of the refinancing fees paid to the third parties was expensed. We recorded $4.2 million of interest expense on the Term Loan during the three months ended March 31, 2020. There was $22.0 million outstanding under the Credit Facility as of March 31, 2020. There is no prepayment penalty on the Credit Facility. We recognized $0.1 million of interest expense related to the Facility during the three months ended March 31, 2020. We were in compliance with the Financing Agreement covenants as of March 31, 2020.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the three months ended March 31, 2020 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	565,000	—	565,000	$7.57
Granted	—	—	—	$—
Exercised	(100,000)	—	(100,000)	$7.66
Forfeited or canceled	—	—	—	$—
Options outstanding at March 31, 2020	465,000	—	465,000	$7.56	1.17	$—
Options vested at March 31, 2020 or expected to vest			465,000	$7.56	1.17	$—
Options exercisable at March 31, 2020			465,000	$7.56	1.17	$—

Information with respect to our non-vested restricted stock units for the three months ended March 31, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2020	2,087,933	554,265	2,642,198	$6.40
Granted	555,523	578,316	1,133,839	$6.46
Vested	(333,743)	(328,673)	(662,416)	$5.58
Forfeited	(44,750)	—	(44,750)	$7.54
Non-vested at March 31, 2020	2,264,963	803,908	3,068,871	$6.58	1.25	$20,623
Expected to vest			3,068,871	$6.58	1.25	$20,623

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of products revenues	$102	$51
Cost of services revenues	98	18
Research and development expenses	294	195
Marketing and selling expenses	441	294
General and administrative expenses	1,174	1,180
	$2,109	$1,738

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations Overview

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our creative software tools, including ProTools for audio and MediaComposer for video, and Avid MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery, and monetization of content.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by March 31, 2020, had approximately 218,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, though we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives biased towards non-personnel costs to reduce the overall cost structure while still investing in key areas that will drive growth. We have also revamped our supply chain and logistics, and in 2019 completed our move to a lean model that leverages a new supplier and distribution network. We are optimizing our go-to-market strategy, simplifying our strategy to address specific customer markets to help maximize our commercial success, which we expect will improve effectiveness, while increasing efficiency and driving growth of our pipeline and ultimately revenue.

A summary of our revenue sources for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Software licenses	$19,331	$17,412
Maintenance	31,794	32,019
Software licenses and maintenance	51,125	49,431
% of total revenue	59%	48%
Integrated solutions	29,338	46,265
Professional services & training	5,990	7,623
Total revenue	$86,453	$103,319

Impact of COVID-19 on Our Business

We have operations in a number of countries, which exposes us to risks associated with public health crises such as the novel coronavirus (COVID-19) that was declared a pandemic by the World Health Organization. COVID-19 adversely impacted our business operations and results of operations for the first quarter of 2020, as described in more detail under the Results of Operations below. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business and results of operations, as the ongoing pandemic is likely to continue to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. Although the duration and severity of the COVID-19 pandemic, and resulting economic impacts, are highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted for at least the balance of 2020. These economic impacts are the result of, but not limited to,:

•	the postponement or cancellation of film and television productions, major sporting events, and music festivals;

•	delays in purchasing and projects by our enterprise customers and channel partners;

•	disruption to the supply chain caused by distribution and other logistical issues, including disruptions arising from government restrictions; and

•	decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, reducing our discretionary spending, revisiting our investment strategies, and reducing payroll costs, including through temporary employee furloughs and pay cuts. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges, discount rates used for lease liabilities, stock-based compensation, income tax assets and liabilities, and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2019 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical.

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

Leases

We have operating leases for facilities and certain equipment in North America, Europe, and Asia. Our operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. An average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, was used for our leases that commenced prior to that date. We determined that the rate of 6% is appropriate for our operating leases after we considered an estimated incremental borrowing rate provided by our bank, the interest rate of our Term Loan, and the terms and geographic locations of our facilities. See Note 5 for further discussion on our leases.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net revenues:
Product	40.2%	52.6%
Services	59.8%	47.4%
Total net revenues	100.0%	100.0%
Cost of revenues	38.5%	40.7%
Gross margin	61.5%	59.3%
Operating expenses:
Research and development	17.8%	15.8%
Marketing and selling	29.3%	24.1%
General and administrative	14.7%	13.3%
Amortization of intangible assets	—%	0.4%
Restructuring costs, net	0.2%	0.5%
Total operating expenses	62.0%	54.1%
Operating (loss) income	(0.5)%	5.2%
Interest and other expense, net	(6.1)%	(5.0)%
(Loss) income before income taxes	(6.6)%	0.2%
Provision for income taxes	0.1%	0.4%
Net loss	(6.7)%	(0.2)%

Net Revenues

Our net revenues are derived mainly from sales of products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We also sell individual licenses for our software products through our webstore. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Revenues for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Products and solutions	34,711	(19,685)	(36.2)%	54,396
Services	51,742	2,819	5.8%	48,923
Total net revenues	$86,453	$(16,866)	(16.3)%	$103,319

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
United States	42%	38%
Other Americas	6%	7%
Europe, Middle East and Africa	38%	36%
Asia-Pacific	14%	19%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues decreased $19.7 million, or 36.2%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended March 31, 2020 was primarily due to lower sales as a result of COVID-19.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $2.8 million, or 5.8%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase for the three months ended March 31, 2020 was primarily due to strong growth in our subscription services, partially offset by lower professional services revenue as delivery was limited due to COVID-19.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Products	$20,962	$(6,638)	(24.1)%	$27,600
Services	12,340	(147)	(1.2)%	12,487
Amortization of intangible assets	—	(1,950)	(100.0)%	1,950
Total cost of revenues	$33,302	$(8,735)	(20.8)%	$42,037

Gross profit	$53,151	$(8,131)	(13.3)%	$61,282

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products, and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our gross margin percentage for the three months ended March 31, 2020 increased to 61.5% from 59.3% for the same period in 2019. This increase was primarily due to subscription margin improvement, offset by lower gross margin percentage in all other areas of the business due to lower volumes.

Gross Margin % for the Three Months Ended March 31, 2020 and 2019
	2020 Gross Margin %	Change	2019 Gross Margin %
Products	39.6%	(9.7)%	49.3%
Services	76.2%	1.7%	74.5%
Total	61.5%	2.2%	59.3%

Operating Expenses and Operating Income (Loss)

Operating Expenses and Operating Income (Loss) for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development	$15,425	$(860)	(5.3)%	$16,285
Marketing and selling	25,289	411	1.7%	24,878
General and administrative	12,744	(1,044)	(7.6)%	13,788
Amortization of intangible assets	—	(363)	(100.0)%	363
Restructuring costs, net	145	(413)	(74.0)%	558
Total operating expenses	$53,603	$(2,269)	(4.1)%	$55,872

Operating (loss) income	$(452)	$(5,862)	(108.4)%	$5,410

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $0.9 million, or 5.3%, for the three months ended March 31, 2020, compared to the same period in 2019. The table below provides further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	$(813)	(7.8)%
Facilities and information technology	(264)	(8.6)%
Consulting and outside services	78	14.0%
Other	139	26.2%
Total R&D expenses decrease	$(860)	(5.3)%

The decrease in personnel-related expenses for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a decrease in incentive-based compensation accrual and reduced travel and expenses as a result of COVID-19. The decrease in facilities and information technology expenses for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to our programs to increase operational efficiencies and reduce costs. The increase in consulting and outside services for 2020 compared to 2019 was primarily the result of increased webstore fees due to higher transactions on our webstore.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses increased $0.4 million, or 1.7%, for the three months ended March 31, 2020, compared to the same period in 2019. The table below provides further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	$(464)	(1.9)%
Advertising and promotions	(278)	(23.8)%
Foreign exchange (gains) and losses	457	3,126.4%
Other	696	3.0%
Total marketing and selling expenses increase	$411	1.7%

The decrease in personnel-related expenses and advertising and promotions expenses for the three months ended March 31, 2020, compared to the same period in 2019, were primarily the result of our programs to increase operational efficiencies and reduce costs and reduced travel and expenses as a result of COVID-19. The increase in foreign exchange translations for the three months ended March 31, 2020, compared to the same periods in 2019, was due to more foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The change was primarily due to the euro-dollar exchange rate volatility. The decrease in advertising and promotions expenses for 2020 compared to 2019 was primarily the result of our programs to increase operational efficiencies and reduce costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $1.0 million, or 7.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The table below provides further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020 Decrease From 2019
	$	%
Personnel-related	$(495)	(8.0)%
Consulting and outside services	(206)	(4.8)%
Other	(343)	(10.6)%
Total G&A expenses decrease	$(1,044)	(7.6)%

The decrease in personnel-related expenses for the three months ended March 31, 2020, compared to the same period in 2019, was primarily the result of our spending control initiatives, a decrease in incentive-based compensation accrual, and reduced travel and expenses as a result of COVID-19. The decrease in consulting and outside services for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to lower audit and legal fees.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
		$	%
Provision for income taxes	$122	$(316)	(72.1)%	$438

The decrease in our income tax provision for the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by an overall reduction in pre-tax income and a related $0.3 million deferred tax benefit recognized in our Irish branch. The Irish benefit was partially offset by a deferred tax provision in our German subsidiary and other changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. The CARES Act includes several income tax provisions such as net operating loss (“NOL”) carryback and carryforward benefits and other tax deduction benefits. As noted previously, the U.S. deferred tax asset has a full valuation; accordingly these NOL and other benefit provisions had no impact on our financial statements for the period ended March 31, 2020. The CARES Act accelerates the alternative minimum tax (“AMT”) credit refund originally enacted by the Tax Cut and Jobs Act in 2017. Accordingly, we have reclassified our $0.4 million receivable related to the AMT credit refund from long-term assets to current assets at March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $81.2 million as of March 31, 2020. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provided for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described in Note 10 to our financial statements in Item 1 above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed and that remain outstanding will mature on May 10, 2023 under the terms of the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITDA under the Term Loan and Credit Facility) based on the level of availability of our Credit Facility plus unrestricted cash on-hand (the “Leverage Ratio Covenant”). As of March 31, 2020, we were in compliance with all covenants under the Financing Agreement.

After completing the Offer, we have $28.9 million of principal payments remaining on the Notes, which mature on June 15, 2020. We plan to repay the Notes in cash when they come due through available liquidity, which includes (i) cash on hand, and (ii) borrowings under our $22.5 million revolving credit facility, of which we have drawn down $22.0 million as of March 31, 2020.

Our ability to satisfy the Leverage Ratio Covenant in the future is dependent on our ability to maintain profitability at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in revenues resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, (iv) volatility in currency rates, and (v) in the most recent quarter, the economic impacts of the COVID-19 pandemic. If revenues were to decrease from the levels of the last twelve months, we would need to reduce expenses to maintain the required level of profitability. In light of the COVID-19 pandemic, we are closely monitoring our covenant compliance going forward.

As discussed above, while the duration and severity of the COVID-19 pandemic, and resulting economic impacts, are highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted by these developments for at least the balance of 2020. To address expected reductions in net revenues and cash flows, we have already taken steps to reduce our discretionary spending and reduce payroll costs, including through temporary employee furloughs and pay cuts. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations and cash flows, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) applying for various programs that have been implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the Leverage Ratio Covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We must repay the remaining amount due under the Notes of $28.9 million on June 15, 2020, the maturity date. We expect to fund such amount and meet our other obligations in connection with the operation of our business and the execution of our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Financing Agreement, and draws of up to a maximum of $22.5 million under the Financing Agreement’s revolving credit facility, which, as stated above, we have drawn down $22.0 million as of March 31, 2020. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(5,605)	$6,376
Net cash used in investing activities	(1,479)	(1,767)
Net cash provided by (used in) financing activities	19,831	(5,331)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(402)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,345	$(777)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $5.6 million for the three months ended March 31, 2020. The decrease in cash provided by operations compared to the three months ended March 31, 2019 was primarily due to decreased revenues and a change in working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash flows used in investing activities reflected $1.5 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash flows provided by financing activities were primarily the result of the borrowing made on our revolving credit facility.

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

We recorded a net foreign exchange loss of $0.5 million and an immaterial net gain for the three months ended March 31, 2020 and 2019, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2020, would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million, of which we have borrowed $22.0 million. On April 8, 2019, we entered into an amendment to the Financing Agreement, which provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”). Under the terms of the amendment effective April 8, 2019, interest accrues on the Delayed Draw Funds, outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.25% or a Reference Rate (as defined in the Financing Agreement) plus 5.25%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of March 31, 2020, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 7 “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements regarding our legal proceedings. Aside from the disclosure below, there have been no material developments from the disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 with the exception of the following risk factors:

The outbreak of the novel coronavirus (“COVID-19”) and actions taken in response to it have adversely affected our business and are likely to continue to adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic is causing worldwide concern and economic disruption, and has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus. This has included the declaration of states of emergency across the globe, and widespread school and business closings affecting a large number of countries. It has also prompted limitations on social or public gatherings and other social distancing measures, such as office closures, shelter in place orders, working remotely, travel restrictions and quarantines, some of which continue in effect in many cities and countries.

In these challenging and dynamic circumstances, Avid is working to protect its employees and the public, maintain business continuity and sustain its operations. We have also taken, and may take in the future, further actions as required by government authorities or that we determine are in the best interests of our employees, customers, manufacturers, and suppliers that diminish our ability to promote our products and services, and deliver required on-site professional services, including on-site support to our customers and users and could negatively impact our business and results of operations.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. This economic downturn has already caused a recent decline in the media, entertainment, and sports industries which may, in turn, reduce demand for our products and services, possibly significantly, including delays in purchasing and projects by our enterprise customers and channel partners. Additionally, the provision of on-site professional service may be impossible for a prolonged period of time, further impacting our business.

The COVID-19 pandemic has also begun to have an adverse impact on our operations and supply chain, and these adverse impacts are likely to continue during the pandemic. We could experience interruptions as a result of employees or other key personnel of manufacturers, ours or those of third parties, becoming infected. It also could be as a result of preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines, and other travel restrictions. For example, we do not know if all of our manufacturers will be able to continue producing materials for us or may be shut down. Any of above circumstances will negatively impact the ability of third parties on which we rely to manufacture our products or their components and our ability to perform critical functions, which could significantly hamper our ability to supply our products to our customers. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our products, we may not be able to satisfy customer demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.

If the pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operations and revenues and our collections of accounts receivable, which adverse impacts may be material. To address our liquidity, we are exploring several options, including various programs that have been implemented by the U.S. government in response to the COVID-19 pandemic. However, there can be no assurance that we will obtain any funds from these programs. We have also implemented cost reduction measures, including halting all but essential travel spending, reducing discretionary spending, deferring certain investments, and reducing our payroll expenses. Such cost reductions may not be sufficient and additionally may harm our ability to offer, promote, and deliver products and services at the level expected by our customers and partners.

Further, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If we experience further deterioration in demand and our cash flows from operations decrease, we may require additional funding and may not be able to obtain such funding on favorable terms, or at all.

The degree to which COVID-19 impacts our results going forward will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our business and damage our results of operations and our liquidity position, possibly to a significant degree.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers, and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. With our development of Avid MediaCentral Platform, public and private marketplaces and cloud-based offerings, our and our customer’s data and financial and proprietary information could become more susceptible to such failures and data breaches. In addition, the need for substantial numbers of our employees to work remotely, such as due to the COVID-19 pandemic, could create additional data security risks.

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

Any information system failures or unauthorized access to our network or systems could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, we could incur substantial remediation costs, including costs associated with repairing our information systems, implementing further data protection measures, engaging third-party experts and consultants, and increased insurance premiums. In addition, significant or repeated reductions in the performance, reliability, security, or availability of our information systems and network infrastructure could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers, and content providers.

ITEM 6.	EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Jeff Rosica, Dated April 1, 2020	X
10.2	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Kenneth Gayron, Dated April 1, 2020	X
10.3	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Jason Duva, Dated April 1, 2020	X
10.4	Amendment to Contract of Employment between Avid Technology Europe Limited and Tom Cordiner Dated April 1, 2020	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer