Form 10-Q
period 2020-06-30
AVID TECHNOLOGY, INC.
filed 2020-08-03
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 24, 2020, was 43,953,142.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Forward-looking statements may involve subjects relating to, among others, the following:

•the effects that the COVID-19 pandemic and its related consequences may have on the national and global economy and on our business and operations, revenues, cash flows and profitability, and capital resources;

•our ability to successfully implement our strategy, including our cost saving measures and other actions implemented in response to the COVID-19 pandemic;

•the anticipated trends and developments in our markets and the success of our products in these markets;

•our ability to develop, market, and sell new products and services;

•our ability to achieve our goal of expanding our market positions;

•our ability to accelerate growth of our Cloud-enabled platform;

•anticipated trends relating to our sales, financial condition or results of operations, including our shift to a recurring revenue model and complex enterprise sales with long sales cycles;

•the expected timing of recognition of revenue backlog as revenue, and the timing of recognition of revenues from subscription offerings;

•our ability to successfully consummate acquisitions or investment transactions and successfully integrate acquired businesses;

•the anticipated performance of our products;

•our ability to maintain adequate supplies of products and components, including through sole-source supply arrangements;

•our plans to repatriate foreign earnings;

•the outcome, impact, costs, and expenses of any litigation or government inquiries to which we are or become subject;

•the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including Brexit;

•our compliance with covenants contained in the agreements governing our indebtedness;

•our ability to service our debt and meet the obligations thereunder;

•seasonal factors;

•fluctuations in foreign exchange and interest rates;

•estimated asset and liability values and amortization of our intangible assets;

•our ability to protect and enforce our intellectual property rights;

•the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of the COVID-19 pandemic; and

•worldwide political uncertainty, in particular the risk that the United States may withdraw from or materially modify international trade agreements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
Products	$27,635	$50,326	$62,346	$104,722
Services	51,646	48,375	103,388	97,298
Total net revenues	79,281	98,701	165,734	202,020

Cost of revenues:
Products	16,954	28,058	37,916	55,658
Services	10,765	12,195	23,105	24,682
Amortization of intangible assets	—	1,788	—	3,738
Total cost of revenues	27,719	42,041	61,021	84,078
Gross profit	51,562	56,660	104,713	117,942

Operating expenses:
Research and development	13,068	15,180	28,493	31,465
Marketing and selling	19,690	26,129	44,979	51,007
General and administrative	10,604	12,721	23,348	26,509
Amortization of intangible assets	—	332	—	695
Restructuring costs, net	140	(269)	285	289
Total operating expenses	43,502	54,093	97,105	109,965

Operating income	8,060	2,567	7,608	7,977

Interest and other expense, net	(5,498)	(13,290)	(10,781)	(18,475)
Income (loss) before income taxes	2,562	(10,723)	(3,173)	(10,498)
Provision for income taxes	717	—	839	438
Net income (loss)	$1,845	$(10,723)	$(4,012)	$(10,936)

Net income (loss) per common share – basic and diluted	$0.04	$(0.25)	$(0.09)	$(0.26)

Weighted-average common shares outstanding – basic	43,719	42,560	43,486	42,305
Weighted-average common shares outstanding – diluted	44,180	42,560	43,486	42,305
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$1,845	$(10,723)	$(4,012)	$(10,936)

Other comprehensive loss:
Foreign currency translation adjustments	119	710	(696)	162

Comprehensive income (loss)	$1,964	$(10,013)	$(4,708)	$(10,774)
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,662	$69,085
Restricted cash	1,663	1,663
Accounts receivable, net of allowances of $2,160 and $958 at June 30, 2020 and December 31, 2019, respectively	52,909	73,773
Inventories	29,650	29,166
Prepaid expenses	9,658	9,425
Contract assets	18,246	19,494
Other current assets	5,588	6,125
Total current assets	173,376	208,731
Property and equipment, net	18,421	19,580
Goodwill	32,643	32,643
Right of use assets	28,876	29,747
Long-term deferred tax assets, net	7,078	7,479
Other long-term assets	4,974	6,113
Total assets	$265,368	$304,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,853	$39,888
Accrued compensation and benefits	22,347	19,524
Accrued expenses and other current liabilities	29,240	36,759
Income taxes payable	1,990	1,945
Short-term debt	3,385	30,554
Deferred revenue	74,193	83,589
Total current liabilities	149,008	212,259
Long-term debt	227,392	199,034
Long-term deferred revenue	11,530	14,312
Long-term lease liabilities	28,482	28,127
Other long-term liabilities	5,448	5,646
Total liabilities	421,860	459,378

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	437	430
Additional paid-in capital	1,030,303	1,027,824
Accumulated deficit	(1,183,421)	(1,179,409)
Accumulated other comprehensive loss	(3,811)	(3,930)
Total stockholders’ deficit	(156,492)	(155,085)
Total liabilities and stockholders’ deficit	$265,368	$304,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Six Months Ended June 30, 2020
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2020	43,150	—	430	1,027,824	(1,179,409)	—	(3,930)	(155,085)

Stock issued pursuant to employee stock plans	398	—	4	(1,818)	—	—	—	(1,814)

Stock-based compensation	—	—	—	2,109	—	—	—	2,109

Net income (loss)	—	—	—	—	(5,857)	—	—	(5,857)

Other comprehensive loss	—	—	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	—	434	1,028,115	(1,185,266)	—	(4,745)	(161,462)

Stock issued pursuant to employee stock plans	368	—	3	(538)	—	—	—	(535)

Stock-based compensation	—	—	—	2,726	—	—	—	2,726

Net income (loss)	—	—	—	—	1,845	—	—	1,845

Other comprehensive income	—	—	—	—	—	—	934	934

Balances at June 30, 2020	43,916	—	437	1,030,303	(1,183,421)	—	(3,811)	(156,492)

Six Months Ended June 30, 2019
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans	—	391	—	(6,612)	—	5,231	—	(1,381)

Stock-based compensation	—	—	—	1,738	—	—	—	1,738

Net income (loss)	—	—	—	—	(213)	—	—	(213)

Other comprehensive loss	—	—	—	—	—	—	(548)	(548)

Partial retirement of convertible senior notes conversion feature	—	—	—	(23)	—	—	—	(23)

Partial unwind capped call cash receipt	—	—	—	1	—	—	—	1

Balances at March 31, 2019	42,339	—	423	1,024,028	(1,187,223)	—	(4,315)	(167,087)

Stock issued pursuant to employee stock plans	381	—	4	(204)	—	—	—	(200)

Stock-based compensation	—	—	—	2,005	—	—	—	2,005

Net income (loss)	—	—	—	—	(10,723)	—	—	(10,723)

Other comprehensive loss	—	—	—	—	—	—	710	710

Partial retirement of convertible senior notes conversion feature	—	—	—	(554)	—	—	—	(554)

Partial unwind capped call cash receipt	—	—	—	26	—	—	—	26

Balances at June 30, 2019	42,720	—	427	1,025,301	(1,197,946)	—	(3,605)	(175,823)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,012)	$(10,936)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,330	9,424
Allowance for (recovery from) doubtful accounts	1,205	(48)
Stock-based compensation expense	4,835	3,743
Non-cash interest expense	3,433	5,966
Loss on extinguishment of debt	—	2,878
Unrealized foreign currency transaction (gains) losses	(112)	105
Benefit from deferred taxes	383	43
Changes in operating assets and liabilities:
Accounts receivable	18,783	9,168
Inventories	(484)	(1,149)
Prepaid expenses and other assets	(547)	(1,095)
Accounts payable	(22,003)	(167)
Accrued expenses, compensation and benefits and other liabilities	(4,057)	(6,106)
Income taxes payable	66	(6)
Deferred revenue and contract assets	(10,932)	(8,157)
Net cash (used in) provided by operating activities	(9,112)	3,663

Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(3,576)
Net cash used in investing activities	(3,212)	(3,576)

Cash flows from financing activities:
Proceeds from revolving line of credit	22,000	—
Proceeds from long-term debt	7,800	79,289
Repayment of debt	(695)	(714)
Payments for repurchase of outstanding notes	(28,867)	(76,269)
Proceeds from the issuance of common stock under employee stock plans	—	309
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,357)	(1,895)
Unwind capped call cash receipt	875	27
Payments for credit facility issuance costs	(289)	(5,979)
Net cash used in financing activities	(1,533)	(5,232)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	682	(3)
Net decrease in cash, cash equivalents and restricted cash	(13,175)	(5,148)
Cash, cash equivalents and restricted cash at beginning of period	72,575	68,094
Cash, cash equivalents and restricted cash at end of period	$59,400	$62,946
Supplemental information:
Cash and cash equivalents	$55,662	$50,955
Restricted cash	1,663	9,020
Restricted cash included in other long-term assets	2,075	2,971
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,400	$62,946

Cash paid for income taxes	$144	$557
Cash paid for interest	$8,976	$5,163
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

The consolidated results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

The COVID-19 pandemic has adversely affected the Company’s results of operations and financial condition, primarily due to reduced demand for our products and services which has led to lower net revenues, earnings, and cash flows. These economic impacts are the result of, but not limited to:

•the postponement or cancellation of film and television productions, major sporting events, and live music events;
•delays in purchasing and projects by our enterprise customers and channel partners;
•disruption to the supply chain caused by distribution and other logistical issues, including disruptions arising from government restrictions; and
•decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders.

These effects are expected to continue, although the full impact of the COVID-19 pandemic on the Company’s consolidated results of operations and financial condition over the longer term is uncertain. The Company is actively managing its business to respond to this health crisis and will continue to evaluate the nature and extent of the impact. We expect that our business operations and results of operations, including our net revenues, earnings, and cash flows, will be adversely impacted by these developments for at least the balance of 2020, and possibly longer. To address actual and expected reductions in net revenues and cash flows, we have reduced our discretionary spending and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the U.S. government’s Paycheck Protection Program (the “PPP”) in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations and cash flows, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business, and/or could result in our not being in compliance with financial covenants in our financing agreements with lenders which, in the absence of a waiver or amendment, could result in an event of default under such financing agreements, which could permit acceleration of the outstanding indebtedness and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations and cash flows for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is presented for both basic loss per share (“Basic EPS”) and diluted income (loss) per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Options	465	599
Non-vested restricted stock units	3,177	3,223
Anti-dilutive potential common shares	3,642	3,822

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended June 30, 2020.

June 30, 2020
Weighted common shares outstanding - basic	43,719
Net effect of common stock equivalents	461
Weighted common shares outstanding - diluted	44,180

3. FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2020 and December 31, 2019, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$459	$241	$218	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,156	$338	$818	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$7,977	$9,036
Work in process	357	371
Finished goods	21,316	19,759
Total	$29,650	$29,166

As of June 30, 2020 and December 31, 2019, finished goods inventory included $2.2 million and $1.5 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5. LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. We do not have any finance leases as of June 30, 2020. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The weighted-average remaining lease term of our operating leases is 6.7 years as of June 30, 2020. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $2.5 million and $2.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Our total lease costs were $5.1 million and $4.8 million for the six months ended June 30, 2020 and June 30, 2019 respectively. Related cash payments were $2.2 million and $2.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Related cash payments were $4.8 million and $4.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2020 (in thousands):

Year Ending December 31,	Operating Leases
2020 (excluding six months ended June 30, 2020)	$3,772
2021	7,006
2022	6,009
2023	5,109
2024	4,414
Thereafter	15,317
Total future minimum lease payments	$41,627
Less effects of discounting	(7,597)
Total lease liabilities	$34,030

Reported as of June 30, 2020
Accrued expenses and other current liabilities	$(5,548)
Long-term lease liabilities	(28,482)
Total lease liabilities	$(34,030)

6. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred compensation	$5,142	$5,186
Other	306	460
Total	$5,448	$5,646

7. COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $0.3 million of products and services pursuant to this agreement as of June 30, 2020.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2020, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $1.9 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2020 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of June 30, 2020.

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

At June 30, 2020 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Accrual balance at beginning of year	$1,337	$1,706
Accruals for product warranties	700	440
Costs of warranty claims	(673)	(675)
Accrual balance at end of period	$1,364	$1,471

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8. RESTRUCTURING COSTS AND ACCRUALS

During the three months ended June 30, 2020 and June 30, 2019, we recorded restructuring charges of $0.2 million and restructuring recoveries of $0.3 million, respectively, for employee severance cost adjustments.

During the six months ended June 30, 2020 we recorded restructuring charges of $0.3 million. For the six months ended June 30, 2019, the $0.3 million recoveries partially offset charges of $0.6 million for employee severance cost adjustments recorded during the three months ended June 30, 2019.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee	$43	$(269)	$188	$266
Facility	97	—	97	5
Total facility and employee charges	140	(269)	285	271
Other	—	—	—	18
Total restructuring charges, net	$140	$(269)	$285	$289

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2020 (in thousands):

Employee
Accrual balance as of December 31, 2019	$155
Restructuring charges and revisions	188
Cash payments	(220)
Accrual balance as of June 30, 2020	123
Less: current portion	123
Long-term accrual balance as of June 30, 2020	$—

The employee restructuring accrual at June 30, 2020 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2020.

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

The following table is a summary of our revenues by type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Products and solutions net revenues	$27,635	$50,326	$62,346	$104,722
Subscription services	16,427	9,760	30,385	19,042
Support services	30,570	31,638	62,364	63,657
Professional services, training and other services	4,649	6,977	10,639	14,599
Total net revenues	$79,281	$98,701	$165,734	$202,020

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$32,886	$39,951	$68,976	$79,430
Other Americas	5,886	6,960	11,336	13,761
Europe, Middle East and Africa	28,706	37,439	61,941	74,592
Asia-Pacific	11,803	14,351	23,481	34,237
Total net revenues	$79,281	$98,701	$165,734	$202,020

Contract Asset

Contract asset activity for the six months ended June 30, 2020 was as follows (in thousands):

June 30, 2020
Contract asset at January 1, 2020	$19,494
Revenue in excess of billings	13,155
Customer billings	(14,403)
Contract asset at June 30, 2020	$18,246

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2020 was as follows (in thousands):

June 30, 2020
Deferred revenue at January 1, 2020	$97,901
Billings deferred	39,334
Recognition of prior deferred revenue	(51,512)
Deferred revenue at June 30, 2020	$85,723

A summary of the significant performance obligations included in deferred revenue as of June 30, 2020 is as follows (in thousands):

June 30, 2020
Product	$5,943
Subscription	2,031
Support contracts	65,161
Implied PCS	9,784
Professional services, training and other	2,804
Deferred revenue at June 30, 2020	$85,723

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $9.8 million attributable to Implied PCS recorded in deferred revenue as of June 30, 2020. We expect to recognize revenue for these remaining performance obligations of $2.4 million for the remainder of 2020 and $3.3 million, $1.9 million, $1.2 million and $0.7 million for the years ending December 31, 2021, 2022, 2023, and 2024, respectively, and $0.3 million thereafter.

As of June 30, 2020, we had approximately $56.3 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $53.7 million of these performance obligations were unbilled as of June 30, 2020. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $56.3 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10. LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term Loan, net of unamortized debt issuance costs of $3,113 at June 30, 2020 and $3,334 at December 31, 2019	$199,689	$200,105
Notes, net of unamortized original issue discount and debt issuance costs of $0 at June 30, 2020 and $680 at December 31, 2019	—	28,187
Revolving credit facility	22,000	—
PPP Loan	7,800	—
Other long-term debt	1,288	1,296
Total debt	230,777	229,588
Less: current portion	3,385	30,554
Total long-term debt	$227,392	$199,034

The following table summarizes the contractual maturities of our borrowing obligations as of June 30, 2020 (in thousands):

Fiscal Year	Term Loan	Revolving Credit Facility	PPP Loan	Other Long-Term Debt	Total
2020	$1,594	$—	$—	$125	$1,719
2021	4,781	—	—	147	4,928
2022	6,375	—	7,800	157	14,332
2023	190,052	22,000	—	168	212,220
2024	—	—	—	180	180
Thereafter	—	—	—	510	510
Total before unamortized discount	202,802	22,000	7,800	1,288	233,890
Less: unamortized discount and issuance costs	3,113	—	—	—	3,113
Less: current portion of long-term debt	3,188	—	—	198	3,385
Total long-term debt	$196,501	$22,000	$7,800	$1,090	$227,392

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

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provided for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described below. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed and that remain outstanding will mature on May 10, 2023 under the terms of the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITDA under the Term Loan and Credit Facility) based on the level of availability of our Credit Facility plus unrestricted cash on-hand. The Financing Agreement amendment effective April 8, 2019 was accounted for as a debt modification, and therefore, $1.6 million of the refinancing fees paid directly to the Lenders was recorded as deferred debt issuance costs, and $4.4 million of the refinancing fees paid to the third parties was expensed.

On May 7, 2020, we entered into an amendment to the Financing Agreement. The amendment modified certain definitions in the Financing Agreement to reflect our incurrence of a loan under the PPP.

On May 19, 2020, we entered into an amendment to the Financing Agreement. The amendment increased the applicable margin with respect to the interest rate of reference rate loans from 5.25% to 5.75% and of LIBOR rate loans from 6.25% to 6.75%. The amendment also increased the leverage ratio that the Company is required to maintain such that following the effective date of this amendment, the Company is required to maintain a leverage ratio of no greater than 6.00:1.00 for each of the quarters ending June 30, 2020 and September 30, 2020, 5.75:1.00 for each of the quarters ending December 31, 2020 and March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 5.00:1.00 for the quarter ending September 30, 2021, 4.50:1.00 for the quarter ending December 31, 2021, 4.30:1.00 for the quarter ending March 31, 2022, 4.00:1.00 for each of the quarters ending June 30, 2022 and September 30, 2022, and 3.75:1.00 for each of the quarters ending December 31, 2022 and March 31, 2023. The amendment also resets the prepayment premium to 1.5% of the principal amount of the loans prepaid through the end of 2020, 0.5% of the principal amount of the loans prepaid through the end of 2021, and 0.0% thereafter.

We recorded $4.2 million and $8.4 million of interest expense on the Term Loan during the three and six months ended June 30, 2020, respectively. There was $22.0 million outstanding under the Credit Facility as of June 30, 2020. There is no prepayment penalty on the Credit Facility (unless the Credit Facility is permanently reduced). We recognized $0.4 million and $0.5 million of interest expense related to the Credit Facility during the three and six months ended June 30, 2020, respectively. We were in compliance with the Financing Agreement covenants as of June 30, 2020.

PPP Loan

On May 11, 2020, the Company received $7.8 million of proceeds in connection with its incurrence of a loan under the PPP which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures in two years. Interest payments are deferred for six months. We recognized an immaterial amount of interest expense related to the loan during the three months ended June 30, 2020.

Pursuant to the CARES Act and implementing rules and regulations, the Company may apply to the SBA for the PPP loan to be forgiven in whole or in part beginning no sooner than seven weeks from the date of initial disbursement. The Company intends to use the proceeds of the PPP loan for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, the Company cannot assure that it will be eligible for forgiveness of the loan, in whole or in part. Any PPP loan balance remaining following forgiveness by the SBA will be fully re-amortized over the remaining term of the loan.

2.00% Convertible Senior Notes due 2020 (“Notes”)

On June 15, 2015, we issued $125.0 million aggregate principal amount of our Notes in an offering conducted in accordance with Rule 144A under the Securities Act. The Notes paid interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00%. Total interest expense for the three and six months ended June 30, 2020 was $0.5 million and $1.0 million, respectively, reflecting the coupon and accretion of the discount.

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

On June, 15, 2020, the maturity date of the Notes, we fully repaid the outstanding principal and unpaid interest on the Notes.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the six months ended June 30, 2020 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	565,000	—	565,000	$7.57
Granted	—	—	—	$—
Exercised	(100,000)	—	—	$7.66
Forfeited or canceled	—	—	—	$—
Options outstanding at June 30, 2020	465,000	—	565,000	$7.56	0.92	$—
Options vested at June 30, 2020 or expected to vest			465,000	$7.56	0.92	$—
Options exercisable at June 30, 2020			465,000	$7.56	0.92	$—

Information with respect to our non-vested restricted stock units for the six months ended June 30, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2020	2,087,933	554,265	2,642,198	$6.40
Granted	1,116,656	578,316	1,694,972	$6.70
Vested	(785,229)	(328,673)	(1,113,902)	$6.27
Forfeited	(46,024)	—	(46,024)	$7.53
Non-vested at June 30, 2020	2,373,336	803,908	3,177,244	$6.59	1.15	$23,066,774
Expected to vest			3,177,244	$6.59	1.15	$23,066,774

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of products revenues	$118	$90	$220	$141
Cost of services revenues	158	77	256	95
Research and development expenses	359	262	653	457
Marketing and selling expenses	581	450	1,022	744
General and administrative expenses	1,510	1,126	2,684	2,306
	$2,726	$2,005	$4,835	$3,743

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

Our mission is to empower media creators with innovative technology and collaborative tools to entertain, inform, educate, and enlighten the world. Our clients rely on Avid’s products and solutions to create prestigious and award-winning feature films, music recordings, television shows, live concerts, sporting events, and news broadcasts. Avid has been honored for technological innovation with 16 Emmy Awards, one Grammy Award, two Oscars, and the first ever America Cinema Editors Technical Excellence Award. In 2018, Avid was named the recipient of the prestigious Philo T. Farnsworth Award by the Television Academy to honor Avid’s 30 years of continuous, transformative technology innovations, including products that have improved and accelerated the editing and post production process for television.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by June 30, 2020, had approximately 242,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, though we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Another key aspect of our strategy has been to implement programs to increase operational efficiencies and reduce costs. We are making significant changes in business operations to better support the company’s strategy and overall performance. We have implemented a number of spending control initiatives, with an emphasis on non-personnel costs, to reduce the overall cost structure while still investing in key areas that will drive growth. We have also revamped our supply chain and logistics, and in 2019 completed our move to a lean model that leverages a new supplier and distribution network. We are optimizing our go-to-

market strategy, simplifying our strategy to address specific customer markets to help maximize our commercial success, which we expect will improve effectiveness, while increasing efficiency and driving growth of our pipeline and ultimately revenue.

A summary of our revenue sources for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software licenses	$23,247	$18,371	$42,578	$35,783
Maintenance	30,570	31,638	62,364	63,657
Software licenses and maintenance	53,817	50,009	104,942	99,440
% of total revenue	68%	51%	63%	49%
Integrated solutions	20,815	41,715	50,153	87,980
Professional services & training	4,649	6,977	10,639	14,600
Total revenue	$79,281	$98,701	$165,734	$202,020

Impact of COVID-19 on Our Business

We have operations in a number of countries, which exposes us to risks associated with public health crises such as the novel coronavirus (COVID-19) that was declared a pandemic by the World Health Organization. COVID-19 adversely impacted our business operations and results of operations for the second quarter of 2020, as described in more detail under the Results of Operations below. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business and results of operations, as the ongoing pandemic is likely to continue to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. Although the duration and severity of the COVID-19 pandemic, and resulting economic impacts, are highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted for at least the balance of 2020, and possibly longer. These economic impacts are the result of, but not limited to:

•the postponement or cancellation of film and television productions, major sporting events, and live music events;
•delays in purchasing and projects by our enterprise customers and channel partners;
•disruption to the supply chain caused by distribution and other logistical issues, including disruptions arising from government restrictions; and
•decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders.

We are focused on navigating the challenges presented by COVID-19, with a primary focus on preserving our liquidity and managing our cash flows by taking preemptive action to enhance our ability to meet our short-term liquidity needs. To address actual and expected reductions in net revenues and cash flows, we have reduced our discretionary spending, revisited our investment strategies, and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the U.S. government’s Paycheck Protection Program (the “PPP”) in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows. For further discussion of these issues, see “Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Product	34.9%	51.0%	37.6%	51.8%
Services	65.1%	49.0%	62.4%	48.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.0%	42.6%	36.8%	41.6%
Gross margin	65.0%	57.4%	63.2%	58.4%
Operating expenses:
Research and development	16.5%	15.4%	17.2%	15.6%
Marketing and selling	24.8%	26.5%	27.1%	25.2%
General and administrative	13.4%	12.9%	14.1%	13.1%
Amortization of intangible assets	—%	0.3%	—%	0.3%
Restructuring costs, net	0.2%	(0.3)%	0.2%	0.1%
Total operating expenses	54.9%	54.8%	58.6%	54.3%
Operating income	10.1%	2.6%	4.6%	4.1%
Interest and other expense, net	(6.9)%	(13.5)%	(6.5)%	(9.1)%
Income (loss) before income taxes	3.2%	(10.9)%	(1.9)%	(5.0)%
Provision for income taxes	0.9%	—%	0.5%	0.2%
Net income (loss)	2.3%	(10.9)%	(2.4)%	(5.2)%

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

Net Revenues for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Products and solutions	27,635	(22,691)	(45.1)%	50,326
Services	51,646	3,271	6.8%	48,375
Total net revenues	$79,281	$(19,420)	(19.7)%	$98,701

Net Revenues for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Products and solutions	62,346	(42,376)	(40.5)%	104,722
Services	103,388	6,090	6.3%	97,298
Total net revenues	$165,734	$(36,286)	(18.0)%	$202,020

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	41%	40%	42%	39%
Other Americas	7%	7%	7%	7%
Europe, Middle East and Africa	36%	38%	37%	37%
Asia-Pacific	15%	15%	14%	17%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues decreased $22.7 million, or 45.1%, for the three months ended June 30, 2020, and decreased $42.4 million, or 40.5% for the six months ended June 30, 2020 compared to the same periods in 2019. The decrease for the three and six months ended June 30, 2020 was primarily due to lower sales as a result of COVID-19.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $3.3 million, or 6.8%, for the three months ended June 30, 2020, and increased $6.1 million, or 6.3%, for the six months ended June 30, 2020 compared to the same periods in 2019. The increase for the three and six months ended June 30, 2020 was primarily due to strong growth in our subscription services, partially offset by lower professional services revenue due to the negative effects of COVID-19.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:
•procurement of components and finished goods;
•assembly, testing and distribution of finished products;
•warehousing;
•customer support related to maintenance;
•royalties for third-party software and hardware included in our products;
•amortization of technology; and
•providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Products	$16,954	$(11,104)	(39.6)%	$28,058
Services	10,765	(1,430)	(11.7)%	12,195
Amortization of intangible assets	—	(1,788)	(100.0)%	1,788
Total cost of revenues	$27,719	$(14,322)	(34.1)%	$42,041

Gross profit	$51,562	$(5,098)	(9.0)%	$56,660

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Products	$37,916	$(17,742)	(31.9)%	$55,658
Services	23,105	(1,577)	(6.4)%	24,682
Amortization of intangible assets	—	(3,738)	(100.0)%	3,738
Total cost of revenues	$61,021	$(23,057)	(27.4)%	$84,078

Gross profit	$104,713	$(13,229)	(11.2)%	$117,942

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

Our gross margin percentage for the three months ended June 30, 2020 increased to 65.0% from 57.4% for the three months June 30, 2019 and increased to 63.2% from 58.4% for the six months ended June 30, 2020 compared to the same period in 2019. This increase was primarily due to an increased mix of subscriptions, partially offset by lower gross margin percentage in all other areas of the business due to lower volumes.

Gross Margin % for the Three Months Ended June 30, 2020 and 2019
	2020 Gross Margin %	Change	2019 Gross Margin %
Products	38.7%	(5.5)%	44.2%
Services	79.2%	4.4%	74.8%
Total	65.0%	7.6%	57.4%

Gross Margin % for the Six Months Ended June 30, 2020 and 2019
	2020 Gross Margin %	Change	2019 Gross Margin %
Products	39.2%	(7.7)%	46.9%
Services	77.7%	3.1%	74.6%
Total	63.2%	4.8%	58.4%

Operating Expenses and Operating Income (Loss)

Operating Expenses and Operating Income (Loss) for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development	$13,068	$(2,112)	(13.9)%	$15,180
Marketing and selling	19,690	(6,439)	(24.6)%	26,129
General and administrative	10,604	(2,117)	(16.6)%	12,721
Amortization of intangible assets	—	(332)	(100.0)%	332
Restructuring costs, net	140	409	(152.0)%	(269)
Total operating expenses	$43,502	$(10,591)	(19.6)%	$54,093

Operating (loss) income	$8,060	$5,493	214.0%	$2,567

Operating Expenses and Operating Income (Loss) for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development	$28,493	$(2,972)	(9.4)%	$31,465
Marketing and selling	44,979	(6,028)	(11.8)%	51,007
General and administrative	23,348	(3,161)	(11.9)%	26,509
Amortization of intangible assets	—	(695)	(100.0)%	695
Restructuring costs, net	285	(4)	(1.4)%	289
Total operating expenses	$97,105	$(12,860)	(11.7)%	$109,965

Operating (loss) income	$7,608	$(369)	(4.6)%	$7,977

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $2.1 million, or 13.9%, for the three months ended June 30, 2020, and decreased $3.0 million, or 9.4%, for the six months ended

June 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(1,810)	(18.9)%
Facilities and information technology	(107)	(4.0)%
Consulting and outside services	56	2.6%
Other	(250)	(31.7)%
Total R&D expenses decrease	$(2,112)	(13.9)%

Change in R&D Expenses for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(2,624)	(13.1)%
Facilities and information technology	(371)	(6.4)%
Consulting and outside services	133	3.0%
Other	(110)	(8.3)%
Total R&D expenses decrease	$(2,972)	(9.4)%

The decrease in personnel-related expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, was primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19. The decrease in facilities and information technology expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily due to our programs to increase operational efficiencies and reduce costs. The increase in consulting and outside services for the three and six months ended June 30, 2020 compared to the same periods in 2019 were primarily the result of increased webstore fees due to higher transactions on our webstore.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses decreased $6.4 million, or 24.6%, for the three months ended June 30, 2020, and decreased $6.0 million, or 11.8%, for the six months ended June 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended June 31, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(3,566)	(14.7)%
Advertising and promotions	(2,717)	(91.4)%
Foreign exchange (gains) and losses	(186)	(28.1)%
Other	30	0.3%
Total marketing and selling expenses increase	$(6,439)	(24.6)%

Change in Marketing and Selling Expenses for the Six Months Ended June 31, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(3,566)	(7.3)%
Advertising and promotions	(3,181)	(76.9)%
Foreign exchange (gains) and losses	271	40.1%
Other	448	2.0%
Total marketing and selling expenses increase	$(6,028)	(11.8)%

The decrease in personnel-related expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19. The decrease in advertising and promotions expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily the result of our programs to reduce costs in response to COVID-19. The decrease in foreign exchange translations for the three months ended June 30, 2020, compared to the same period in 2019, was due to more foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The increase in foreign exchange translations for the six months ended June 30, 2020, compared to the same period in 2019, was due to more foreign exchange gains resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $2.1 million, or 16.6%, for the three months ended June 30, 2020, and decreased $3.2 million, or 11.9%, for the six months ended June 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020 Decrease From 2019
	$	%
Personnel-related	(128)	(2.3)%
Consulting and outside services	(1,400)	(42.4)%
Other	(588)	(12.9)%
Total G&A expenses decrease	$(2,117)	(16.6)%

Change in G&A Expenses for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020 Decrease From 2019
	$	%
Personnel-related	(623)	(5.3)%
Consulting and outside services	(1,713)	(22.7)%
Other	(825)	(10.3)%
Total G&A expenses decrease	$(3,161)	(11.9)%

The decrease in personnel-related expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19, partially offset by an increase in incentive-based compensation. The decrease in consulting and outside services for the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily due to lower audit fees and as a result of our programs to reduce costs in response to COVID-19

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
		$	%
Provision for income taxes	$717	$717	100.0%	$—

Provision for Income Taxes for the Six Months Ended June 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
		$	%
Provision for income taxes	$839	$401	91.6%	$438

The increase in our income tax provision for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 was primarily driven by an overall decrease in pre-tax loss / increase in pre-tax income and a related deferred tax expense recorded in our Irish branch of $0.5 million and $0.2 million for the respective periods. The Irish deferred tax expense was augmented by a deferred tax provision in our German subsidiary and other changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

The CARES Act includes several income tax provisions such as net operating loss (“NOL”) carryback and carryforward benefits and other tax deduction benefits. As noted previously, the U.S. deferred tax asset has a full valuation; accordingly these NOL and other benefit provisions had no impact on our financial statements for the period ended June 30, 2020. The CARES Act accelerates the alternative minimum tax (“AMT”) credit refund originally enacted by the Tax Cut and Jobs Act in 2017. Accordingly, we have reclassified our $0.4 million receivable related to the AMT credit refund from long-term assets to current assets at June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $55.7 million as of June 30, 2020. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. We repaid the remaining amount due under the Notes of $28.9 million on June 15, 2020, the maturity date.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provided for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described in Note 10 to our financial statements in Item 1 above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed and that remain outstanding will mature on May 10, 2023 under the terms of the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITDA under the Term Loan and Credit Facility) based on the level of availability of our Credit Facility plus unrestricted cash on-hand (the “Leverage Ratio Covenant”). On May 19, 2020, we entered into an amendment to the Financing Agreement which increased the leverage ratio that the Company is required to maintain such that following the effective date of this amendment, the Company is required to maintain a leverage ratio of no greater than 6.00:1.00 for each of the quarters ending June 30, 2020 and September 30, 2020, 5.75:1.00 for each of the quarters ending December 31, 2020 and March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 5.00:1.00 for the quarter ending September 30, 2021, 4.50:1.00 for the quarter ending December 31, 2021, 4.30:1.00 for the quarter ending March 31, 2022, 4.00:1.00 for each of the quarters ending June 30, 2022 and September 30, 2022, and 3.75:1.00 for each of the quarters ending December 31, 2022 and March 31, 2023. As of June 30, 2020, we were in compliance with all covenants under the Financing Agreement.

Our ability to satisfy the Leverage Ratio Covenant in the future is dependent on our ability to maintain profitability at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in revenues resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, (iv) volatility in currency rates, and (v) in the two most recent quarters, the economic impacts of the COVID-19 pandemic. If revenues were to decrease from the levels of the last 12 months, we would need to reduce expenses to maintain the required level of profitability. In light of the COVID-19 pandemic, we are closely monitoring our current and expected future liquidity levels and covenant compliance.

As discussed above, while the duration and severity of the COVID-19 pandemic, and resulting economic impacts, are highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be adversely impacted by these developments for at least the balance of 2020, and possibly longer. To address actual and expected reductions in net revenues and cash flows, we have reduced our discretionary spending and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the PPP in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations and cash flows, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the Leverage Ratio Covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

On May 11, 2020, we received $7.8 million of proceeds in connection with its incurrence of a loan under the PPP. The loan has a fixed interest rate of 1% and matures in two years. Interest payments are deferred for six months. We may apply to the SBA for the PPP loan to be forgiven in whole or in part beginning no sooner than seven weeks from the date of initial disbursement. We intend to use the proceeds of the PPP loan for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure that we will be eligible for forgiveness of the loan, in whole or in part. Any PPP loan balance remaining following forgiveness by the SBA will be fully re-amortized over the remaining term of the loan.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, and obligations under our cost efficiency program. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations and cash flows for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(9,112)	$3,663
Net cash used in investing activities	(3,212)	(3,576)
Net cash used in financing activities	(1,533)	(5,232)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	682	(3)
Net decrease in cash, cash equivalents and restricted cash	$(13,175)	$(5,148)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $9.1 million for the six months ended June 30, 2020. The decrease in cash provided by operations compared to the six months ended June 30, 2019 was primarily due to decreased revenues and a change in working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, net cash flows used in investing activities reflected $3.2 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash flows used in financing activities were primarily the result of the repayment of our Notes, partially offset by borrowings under our revolving credit facility and under the PPP loan.

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

We recorded a net foreign exchange loss of $0.5 million and an immaterial net gain for the six months ended June 30, 2020 and 2019, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2020, would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million, of which we have borrowed $22.0 million. On April 8, 2019, we entered into an amendment to the Financing Agreement, which provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million. On May 19, 2020, we entered into an amendment to the Financing Agreement. Under the terms of the amendment effective May 19, 2020, interest accrues on the outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at our option. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of June 30, 2020, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

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

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. This economic downturn has caused a decline in the media, entertainment, and sports industries which has, in turn, reduced demand for our products and services. These factors are expected to continue to reduce demand for our products and services, possibly significantly, including causing delays in purchasing and projects by our enterprise customers and channel partners. Additionally, the provision of on-site professional service may be impossible for a prolonged period of time, further impacting our business.

The COVID-19 pandemic has also had an adverse impact on our operations and supply chain, and these adverse impacts are likely to continue during the pandemic. We could experience interruptions as a result of employees or other key personnel of manufacturers, ours or those of third parties, becoming infected. Such workplace interruptions have also been caused by preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines, and other travel restrictions. For example, we do not know if all of our manufacturers will be able to continue producing materials for us or may be shut down. Any of the above circumstances will negatively impact the ability of third parties on which we rely to manufacture our products or their components and our ability to perform critical functions, which could significantly hamper our ability to supply our products to our customers. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our products, we may not be able to satisfy customer demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.

If the pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operations and revenues and our collections of accounts receivable, which adverse impacts may be material. To address our liquidity, we obtained funding under the PPP and are exploring several other options, including other programs implemented by the U.S. government in response to the COVID-19 pandemic. However, there can be no assurance that we will obtain any funds from these programs. We have also implemented cost reduction measures, including halting all but essential travel spending, reducing discretionary spending, deferring certain investments, and reducing our payroll expenses. Such cost reductions may not be sufficient and additionally may harm our ability to offer, promote, and deliver products and services at the level expected by our customers and partners.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Amended and Restated By-Laws of the Registrant, as amended		8-K	March 31, 2017	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 3, 2020	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer