Form 10-Q
period 2020-09-30
AVID TECHNOLOGY, INC.
filed 2020-10-30
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of October 26, 2020, was 44,208,119.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PART I - FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Products	$35,775	$42,911	$98,121	$147,633
Services	54,656	50,550	158,044	147,848
Total net revenues	90,431	93,461	256,165	295,481

Cost of revenues:
Products	20,957	23,877	58,873	79,535
Services	11,217	11,726	34,322	36,408
Amortization of intangible assets	—	—	—	3,738
Total cost of revenues	32,174	35,603	93,195	119,681
Gross profit	58,257	57,858	162,970	175,800

Operating expenses:
Research and development	13,623	14,860	42,116	46,325
Marketing and selling	19,998	22,334	64,977	73,341
General and administrative	10,796	12,034	34,144	38,543
Amortization of intangible assets	—	—	—	695
Restructuring costs, net	723	229	1,008	518
Total operating expenses	45,140	49,457	142,245	159,422

Operating income	13,117	8,401	20,725	16,378

Interest and other expense, net	(4,423)	(5,519)	(15,204)	(23,994)
Income (loss) before income taxes	8,694	2,882	5,521	(7,616)
Provision for income taxes	707	(283)	1,546	155
Net income (loss)	$7,987	$3,165	$3,975	$(7,771)

Net income (loss) per common share – basic and diluted	$0.18	$0.07	$0.09	$(0.18)

Weighted-average common shares outstanding – basic	44,019	42,913	43,665	42,510
Weighted-average common shares outstanding – diluted	44,758	43,674	44,498	42,510
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$7,987	$3,165	$3,975	$(7,771)

Other comprehensive loss:
Foreign currency translation adjustments	995	(764)	1,114	(602)

Comprehensive income (loss)	$8,982	$2,401	$5,089	$(8,373)
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,142	$69,085
Restricted cash	1,664	1,663
Accounts receivable, net of allowances of $1,522 and $958 at September 30, 2020 and December 31, 2019, respectively	59,683	73,773
Inventories	28,378	29,166
Prepaid expenses	10,526	9,425
Contract assets	15,276	19,494
Other current assets	2,608	6,125
Total current assets	167,277	208,731
Property and equipment, net	18,884	19,580
Goodwill	32,643	32,643
Right of use assets	30,408	29,747
Long-term deferred tax assets, net	6,539	7,479
Other long-term assets	5,651	6,113
Total assets	$261,402	$304,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,450	$39,888
Accrued compensation and benefits	30,452	19,524
Accrued expenses and other current liabilities	34,758	36,759
Income taxes payable	1,946	1,945
Short-term debt	4,135	30,554
Deferred revenue	70,858	83,589
Total current liabilities	155,599	212,259
Long-term debt	204,074	199,034
Long-term deferred revenue	10,306	14,312
Long-term lease liabilities	29,473	28,127
Other long-term liabilities	6,162	5,646
Total liabilities	405,614	459,378

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	439	430
Additional paid-in capital	1,033,599	1,027,824
Accumulated deficit	(1,175,434)	(1,179,409)
Accumulated other comprehensive loss	(2,816)	(3,930)
Total stockholders’ deficit	(144,212)	(155,085)
Total liabilities and stockholders’ deficit	$261,402	$304,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Nine Months Ended September 30, 2020
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2020	43,150	—	430	1,027,824	(1,179,409)	—	(3,930)	(155,085)

Stock issued pursuant to employee stock plans	398	—	4	(1,818)	—	—	—	(1,814)

Stock-based compensation	—	—	—	2,109	—	—	—	2,109

Net loss	—	—	—	—	(5,857)	—	—	(5,857)

Other comprehensive loss	—	—	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	—	434	1,028,115	(1,185,266)	—	(4,745)	(161,462)

Stock issued pursuant to employee stock plans	368	—	3	(538)	—	—	—	(535)

Stock-based compensation	—	—	—	2,726	—	—	—	2,726

Net income	—	—	—	—	1,845	—	—	1,845

Other comprehensive income	—	—	—	—	—	—	934	934

Balances at June 30, 2020	43,916	—	437	1,030,303	(1,183,421)	—	(3,811)	(156,492)

Stock issued pursuant to employee stock plans	207	—	2	(1)	—	—	—	1

Stock-based compensation	—	—	—	3,297	—	—	—	3,297

Net income	—	—	—	—	7,987	—	—	7,987

Other comprehensive income	—	—	—	—	—	—	995	995

Balances at September 30, 2020	44,123	—	439	1,033,599	(1,175,434)	—	(2,816)	(144,212)

Nine Months Ended September 30, 2019
	Shares of Common Stock			Additional			Accumulated Other	Total
	Outstanding	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at January 1, 2019	42,339	(391)	423	1,028,924	(1,187,010)	(5,231)	(3,767)	(166,661)

Stock issued pursuant to employee stock plans	—	391	—	(6,612)	—	5,231	—	(1,381)

Stock-based compensation	—	—	—	1,738	—	—	—	1,738

Net loss	—	—	—	—	(213)	—	—	(213)

Other comprehensive loss	—	—	—	—	—	—	(548)	(548)

Partial retirement of convertible senior notes conversion feature	—	—	—	(23)	—	—	—	(23)

Partial unwind capped call cash receipt	—	—	—	1	—	—	—	1

Balances at March 31, 2019	42,339	—	423	1,024,028	(1,187,223)	—	(4,315)	(167,087)

Stock issued pursuant to employee stock plans	381	—	4	(204)	—	—	—	(200)

Stock-based compensation	—	—	—	2,005	—	—	—	2,005

Net loss	—	—	—	—	(10,723)	—	—	(10,723)

Other comprehensive income	—	—	—	—	—	—	710	710

Partial retirement of convertible senior notes conversion feature	—	—	—	(554)	—	—	—	(554)

Partial unwind capped call cash receipt	—	—	—	26	—	—	—	26

Balances at June 30, 2019	42,720	—	427	1,025,301	(1,197,946)	—	(3,605)	(175,823)

Stock issued pursuant to employee stock plans	287	—	2	(1,550)	—	—	—	(1,548)

Stock-based compensation	—	—	—	2,045	—	—	—	2,045

Net income	—	—	—	—	3,165	—	—	3,165

Other comprehensive loss	—	—	—	—	—	—	(764)	(764)

Balances at September 30, 2019	43,007	—	429	1,025,796	(1,194,781)	—	(4,369)	(172,925)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,975	$(7,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,317	11,469
Allowance for (recovery from) doubtful accounts	1,349	(156)
Stock-based compensation expense	8,132	5,788
Non-cash provision for restructuring	653	—
Non-cash interest expense	3,408	7,054
Loss on extinguishment of debt	—	2,878
Unrealized foreign currency transaction losses	219	237
Benefit from (provision for) deferred taxes	997	(886)
Changes in operating assets and liabilities:
Accounts receivable	12,741	14,192
Inventories	788	788
Prepaid expenses and other assets	1,390	(3,526)
Accounts payable	(26,440)	(3,661)
Accrued expenses, compensation and benefits and other liabilities	7,752	(13,035)
Income taxes payable	81	372
Deferred revenue and contract assets	(12,519)	(12,631)
Net cash provided by operating activities	8,843	1,112

Cash flows from investing activities:
Purchases of property and equipment	(5,619)	(5,629)
Net cash used in investing activities	(5,619)	(5,629)

Cash flows from financing activities:
Proceeds from revolving line of credit	22,000	—
Repayment on revolving line of credit	(22,000)	—
Proceeds from long-term debt	7,800	79,286
Repayment of debt	(1,474)	(1,113)
Payments for repurchase of outstanding notes	(28,867)	(76,269)
Proceeds from the issuance of common stock under employee stock plans	252	309
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,610)	(3,444)
Unwind capped call cash receipt	875	27
Payments for credit facility issuance costs	(289)	(5,979)
Net cash used in financing activities	(24,313)	(7,183)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,394	(615)
Net decrease in cash, cash equivalents and restricted cash	(19,695)	(12,315)
Cash, cash equivalents and restricted cash at beginning of period	72,575	68,094
Cash, cash equivalents and restricted cash at end of period	$52,880	$55,779
Supplemental information:
Cash and cash equivalents	$49,142	$52,289
Restricted cash	1,664	1,664
Restricted cash included in other long-term assets	2,074	1,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$52,880	$55,779

Cash paid (refunded) for income taxes	$(659)	$941
Cash paid for interest	$13,579	$7,780

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

The consolidated results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

The COVID-19 pandemic has adversely affected the Company’s results of operations and financial condition, primarily due to reduced demand for our products and services which has led to lower net revenues. These economic impacts are the result of, but not limited to:

•the postponement or cancellation of film and television productions, major sporting events, and live music events;
•delays in purchasing and projects by our enterprise customers and channel partners;
•disruption to the supply chain caused by distribution and other logistical issues, including disruptions arising from government restrictions; and
•decreased productivity due to travel restrictions, work-from-home policies or shelter-in-place orders.

These effects are expected to continue, although the full impact of the COVID-19 pandemic on the Company’s consolidated results of operations and financial condition over the longer term is uncertain. The Company is actively managing its business to respond to this health crisis and will continue to evaluate the nature and extent of the impact. We expect that our business operations and results of operations will be adversely impacted by these developments for at least the balance of 2020, and possibly longer. To address actual and expected reductions in net revenues, we have reduced our discretionary spending and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the U.S. government’s Paycheck Protection Program (the “PPP”) in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations and cash flows, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business, and/or could result in non-compliance with financial covenants in our financing agreements with lenders which, in the absence of a waiver or amendment, could result in an event of default under such financing agreements, which could permit acceleration of the outstanding indebtedness and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations and results of operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

2.    NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is presented for both basic income (loss) per share (“Basic EPS”) and diluted income (loss) per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
Options	390	594
Non-vested restricted stock units	3,220	2,699
Anti-dilutive potential common shares	3,610	3,293

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three and nine months ended September 30, 2020.

	Three months ended	Nine months ended
Weighted common shares outstanding - basic	44,019	43,665
Net effect of common stock equivalents	739	833
Weighted common shares outstanding - diluted	44,758	44,498

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2020 and December 31, 2019, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$487	$261	$226	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,156	$338	$818	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$7,885	$9,036
Work in process	316	371
Finished goods	20,177	19,759
Total	$28,378	$29,166

As of September 30, 2020 and December 31, 2019, finished goods inventory included $1.7 million and $1.5 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.    LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that qualify as either operating or finance leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. We used an average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, for our leases that commenced prior to that date. The operating leases are included in “Right of use assets,” “Accrued expenses and other current liabilities,” and “Long-term lease liabilities” on our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. The weighted-average discount rate is 2.3% as of September 30, 2020, the commencement date for our leases. The finance leases are included in “Other assets” and “Other long-term liabilities” on our condensed consolidated balance sheet as of September 30, 2020.

The weighted-average remaining lease term of our operating leases is 6.6 years as of September 30, 2020. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $2.2 million and $2.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Our total operating lease costs were $7.2 million and $7.2 million for the nine months ended September 30, 2020 and September 30, 2019 respectively. Related cash payments were $2.0 million and $2.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Related cash payments were $6.9 million and $7.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. For the nine months ended September 30, 2020, right of use assets obtained in exchange for new operating lease liabilities was $5.7 million. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020 (excluding nine months ended September 30, 2020)	$2,067	$12
2021	7,590	289
2022	6,472	255
2023	5,579	226
2024	4,875	—
Thereafter	16,637	—
Total future minimum lease payments	$43,220	$782
Less effects of discounting	(7,837)	(27)
Total lease liabilities	$35,383	$755

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	September 30, 2020
Right of use assets	$30,408

Accrued expenses and other current liabilities	(5,910)
Operating lease liabilities (LT)	(29,473)
Total lease liabilities	$(35,383)

Finance Leases	September 30, 2020
Other assets	$737

Accrued expenses and other current liabilities	(220)
Other long-term liabilities	(535)
Total lease liabilities	$(755)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred compensation	$5,335	$5,186
Finance leases	535	—
Other	292	460
Total	$6,162	$5,646

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $0.6 million of products and services pursuant to this agreement as of September 30, 2020.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2020, be eligible to draw against the letters of credit to a maximum of $1.3 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $1.2 million in the aggregate throughout the lease periods.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of September 30, 2020.

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

On July 14, 2020, we sent a notice to a customer demanding sums that we believe are due to Avid pursuant to a contract. On October 7, 2020, the customer sent a notice to us denying any legal liability and demanding payment for breach of contract resulting from various alleged delays by us. While we intend to defend any claim vigorously when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur related to this matter.

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

At September 30, 2020 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Accrual balance at beginning of year	$1,337	$1,706
Accruals for product warranties	1,030	732
Costs of warranty claims	(1,003)	(1,016)
Accrual balance at end of period	$1,364	$1,422

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.    RESTRUCTURING COSTS AND ACCRUALS

During the three months ended September 30, 2020 and September 30, 2019, we recorded restructuring charges of $0.7 million and $0.2 million, respectively, for employee severance cost adjustments.

During the nine months ended September 30, 2020 and September 30, 2019 we recorded restructuring charges of $1.0 million and $0.5 million respectively.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee	$723	$202	$911	$473
Facility	—	—	97	5
Total facility and employee charges	723	202	1,008	478
Other	—	27	—	40
Total restructuring charges, net	$723	$229	$1,008	$518

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2020 (in thousands):

Employee
Accrual balance as of December 31, 2019	$155
Restructuring charges and revisions	911
Cash payments	(258)
Accrual balance as of September 30, 2020	808
Less: current portion	808
Long-term accrual balance as of September 30, 2020	$—

The employee restructuring accrual at September 30, 2020 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2020.

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

The following table is a summary of our revenues by type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Products and solutions net revenues	$35,775	$42,911	$98,121	$147,633
Subscription services	17,907	10,297	48,292	29,339
Support services	30,826	33,361	93,190	97,018
Professional services, training and other services	5,923	6,892	16,562	21,491
Total net revenues	$90,431	$93,461	$256,165	$295,481

The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
United States	$36,190	$31,267	$105,166	$110,697
Other Americas	4,505	9,471	15,841	23,232
Europe, Middle East and Africa	37,537	40,579	99,478	115,171
Asia-Pacific	12,199	12,144	35,680	46,381
Total net revenues	$90,431	$93,461	$256,165	$295,481

Contract Asset

Contract asset activity for the nine months ended September 30, 2020 was as follows (in thousands):

September 30, 2020
Contract asset at January 1, 2020	$19,494
Revenue in excess of billings	22,045
Customer billings	(26,263)
Contract asset at September 30, 2020	$15,276

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2020 was as follows (in thousands):

September 30, 2020
Deferred revenue at January 1, 2020	$97,901
Billings deferred	47,723
Recognition of prior deferred revenue	(64,460)
Deferred revenue at September 30, 2020	$81,164

A summary of the significant performance obligations included in deferred revenue as of September 30, 2020 is as follows (in thousands):

September 30, 2020
Product	$5,133
Subscription	3,320
Support contracts	61,596
Implied PCS	8,860
Professional services, training and other	2,255
Deferred revenue at September 30, 2020	$81,164

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $8.9 million attributable to Implied PCS recorded in deferred revenue as of September 30, 2020. We expect to recognize revenue for these remaining performance obligations of $1.1 million for the remainder of 2020 and $3.3 million, $2.0 million, $1.2 million and $0.8 million for the years ending December 31, 2021, 2022, 2023, and 2024, respectively, and $0.5 million thereafter.

As of September 30, 2020, we had approximately $53.7 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $48.1 million of these performance obligations were unbilled as of September 30, 2020. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $53.7 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term Loan, net of debt issuance costs of $2,846 at September 30, 2020 and $3,334 at December 31, 2019	$199,159	$200,105
Notes, net of unamortized original issue discount and debt issuance costs of $0 at September 30, 2020 and $680 at December 31, 2019	—	28,187
PPP Loan	7,800	—
Other long-term debt	1,250	1,296
Total debt	208,209	229,588
Less: current portion	4,135	30,554
Total long-term debt	$204,074	$199,034

The following table summarizes the contractual maturities of our borrowing obligations as of September 30, 2020 (in thousands):

Fiscal Year	Term Loan	PPP Loan	Other Long-Term Debt	Total
2020	$797	$—	$36	$833
2021	4,781	—	153	4,934
2022	6,375	7,800	164	14,339
2023	190,052	—	176	190,228
2024	—	—	188	188
Thereafter	—	—	533	533
Total before unamortized discount	202,005	7,800	1,250	211,055
Less: unamortized discount and issuance costs	2,846	—	—	2,846
Less: current portion of long-term debt	3,985	—	150	4,135
Total long-term debt	$195,174	$7,800	$1,100	$204,074

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

We recorded $3.8 million and $12.2 million of interest expense on the Term Loan during the three and nine months ended September 30, 2020, respectively. We recognized $0.4 million and $0.8 million of interest expense related to the Credit Facility during the three and nine months ended September 30, 2020, respectively. We were in compliance with the Financing Agreement covenants as of September 30, 2020.

At June 30, 2020, we had $22.0 million outstanding under the Credit Facility. During September 2020, we repaid the outstanding balance of $22.0 million under the Credit Facility, and as of September 30, 2020 no amounts were drawn under the facility.

PPP Loan

On May 11, 2020, the Company received $7.8 million of proceeds in connection with its incurrence of a loan under the PPP which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures in two years. Interest payments are deferred for six months. We recognized an immaterial amount of interest expense related to the loan during the three months ended September 30, 2020.

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

On June, 15, 2020, the maturity date of the Notes, we fully repaid the outstanding principal and unpaid interest on the Notes. The Notes paid interest semi-annually on June 15 and December 15 of each year at an annual rate of 2.00%. Total interest expense for the nine months ended September 30, 2020 was $1.0 million, reflecting the coupon and accretion of the discount.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to option shares granted under all of our stock incentive plans for the nine months ended September 30, 2020 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	565,000	—	565,000	$7.57
Granted	—	—	—	$—
Exercised	(175,355)	—	(175,355)	$7.73
Forfeited or canceled	—	—	—	$—
Options outstanding at September 30, 2020	389,645	—	389,645	$7.51	0.54	$413
Options vested at September 30, 2020 or expected to vest			389,645	$7.51	0.54	$413
Options exercisable at September 30, 2020			389,645	$7.51	0.54	$413

Information with respect to our non-vested restricted stock units for the nine months ended September 30, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2020	2,087,933	554,265	2,642,198	$6.40
Granted	1,424,480	578,316	2,002,796	$6.92
Vested	(991,552)	(328,673)	(1,320,225)	$6.23
Forfeited	(104,473)	—	(104,473)	$7.16
Non-vested at September 30, 2020	2,416,388	803,908	3,220,296	$6.77	1.03	$27,534
Expected to vest			3,220,296	$6.77	1.03	$27,534

Stock-based compensation was included in the following captions in our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products revenues	$150	$103	$370	$244
Cost of services revenues	283	82	539	177
Research and development expenses	546	305	1,199	762
Marketing and selling expenses	739	532	1,761	1,276
General and administrative expenses	1,579	1,023	4,263	3,329
	$3,297	$2,045	$8,132	$5,788

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

Operations Overview

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our creative software tools, including Pro Tools for audio and Media Composer for video, and our MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery, and monetization of content.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by September 30, 2020, had approximately 269,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have primarily been sold to creative professionals, though we expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

A summary of our revenue sources for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software licenses	$26,879	$18,968	$69,457	$54,751
Maintenance	30,826	33,361	93,190	97,018
Software licenses and maintenance	57,705	52,329	162,647	151,769
% of total revenue	64%	56%	64%	51%
Integrated solutions	26,803	34,240	76,956	122,221
Professional services & training	5,923	6,892	16,562	21,491
Total revenue	$90,431	$93,461	$256,165	$295,481

Impact of COVID-19 on Our Business

We have operations in a number of countries, which exposes us to risks associated with public health crises such as the novel coronavirus (COVID-19) that was declared a pandemic by the World Health Organization. COVID-19 adversely impacted our business operations and results of operations for the second and third quarter of 2020, as described in more detail under the Results of Operations below. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business and results of operations, as the ongoing pandemic is likely to continue to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. Although the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations, will be adversely impacted for at least the balance of 2020, and possibly longer. These economic impacts are the result of, but not limited to:

•the postponement or cancellation of film and television productions, major sporting events, and live music events;
•delays in purchasing and projects by our enterprise customers and channel partners;
•disruption to the supply chain caused by distribution and other logistical issues, including disruptions arising from government restrictions; and
•decreased productivity due to travel restrictions, work-from-home policies or shelter-in-place orders.

We are focused on navigating the challenges presented by COVID-19, with a primary focus on preserving our liquidity and managing our cash flows by taking preemptive action to enhance our ability to meet our short-term liquidity needs. To address actual and expected reductions in net revenues, we have reduced our discretionary spending, revisited our investment strategies, and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the U.S. government’s PPP in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows. For further discussion of these issues, see “Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Product	39.6%	45.9%	38.3%	50.0%
Services	60.4%	54.1%	61.7%	50.0%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.6%	38.1%	36.4%	40.5%
Gross margin	64.4%	61.9%	63.6%	59.5%
Operating expenses:
Research and development	15.1%	15.9%	16.4%	15.7%
Marketing and selling	22.1%	23.9%	25.4%	24.8%
General and administrative	11.9%	12.9%	13.3%	13.0%
Amortization of intangible assets	—%	—%	—%	0.2%
Restructuring costs, net	0.8%	0.2%	0.4%	0.2%
Total operating expenses	49.9%	52.9%	55.5%	53.9%
Operating income	14.5%	9.0%	8.1%	5.6%
Interest and other expense, net	(4.9)%	(5.9)%	(5.9)%	(8.1)%
Income (loss) before income taxes	9.6%	3.1%	2.2%	(2.5)%
Provision for (benefit from) income taxes	0.8%	(0.3)%	0.6%	0.1%
Net income (loss)	8.8%	3.4%	1.6%	(2.6)%

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

Net Revenues for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Products and solutions	$35,775	$(7,136)	(16.6)%	$42,911
Services	54,656	4,106	8.1%	50,550
Total net revenues	$90,431	$(3,030)	(3.2)%	$93,461

Net Revenues for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Products and solutions	$98,121	$(49,512)	(33.5)%	$147,633
Services	158,044	10,196	6.9%	147,848
Total net revenues	$256,165	$(39,316)	(13.3)%	$295,481

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	40%	34%	41%	37%
Other Americas	5%	10%	6%	8%
Europe, Middle East and Africa	42%	43%	39%	39%
Asia-Pacific	13%	13%	14%	16%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues decreased $7.1 million, or 16.6%, for the three months ended September 30, 2020, and decreased $49.5 million, or 33.5% for the nine months ended September 30, 2020 compared to the same periods in 2019. The decrease for the three and nine months ended September 30, 2020 was primarily due to lower sales as a result of COVID-19,which negatively impacted revenues for the reasons discussed above under “Executive Overview – Impact of COVID-19 on our Business.”

Services Revenues

Services revenues are derived primarily from support services, subscription services, professional services and training. Services revenues increased $4.1 million, or 8.1%, for the three months ended September 30, 2020, and increased $10.2 million, or 6.9%, for the nine months ended September 30, 2020 compared to the same periods in 2019. The increase for the three and nine months ended September 30, 2020 was primarily due to strong growth in our subscription services, partially offset by lower professional services revenue due to the negative effects of COVID-19.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Products	$20,957	$(2,920)	(12.2)%	$23,877
Services	11,217	(509)	(4.3)%	11,726
Total cost of revenues	$32,174	$(3,429)	(9.6)%	$35,603

Gross profit	$58,257	$399	0.7%	$57,858

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Products	$58,873	$(20,662)	(26.0)%	$79,535
Services	34,322	(2,086)	(5.7)%	36,408
Amortization of intangible assets	—	(3,738)	(100.0)%	3,738
Total cost of revenues	$93,195	$(26,486)	(22.1)%	$119,681

Gross profit	$162,970	$(12,830)	(7.3)%	$175,800

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

Our gross margin percentage for the three months ended September 30, 2020 increased to 64.4% from 61.9% for the three months September 30, 2019 and increased to 63.6% from 59.5% for the nine months ended September 30, 2020 compared to the same period in 2019. This increase was primarily due to an increased mix of subscriptions, partially offset by lower gross margin percentage in all other areas of the business due to lower volumes.

Gross Margin % for the Three Months Ended September 30, 2020 and 2019
	2020 Gross Margin %	Change	2019 Gross Margin %
Products	41.4%	(3.0)%	44.4%
Services	79.5%	2.7%	76.8%
Total	64.4%	2.5%	61.9%

Gross Margin % for the Nine Months Ended September 30, 2020 and 2019
	2020 Gross Margin %	Change	2019 Gross Margin %
Products	40.0%	(6.1)%	46.1%
Services	78.3%	2.9%	75.4%
Total	63.6%	4.1%	59.5%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development	$13,623	$(1,237)	(8.3)%	$14,860
Marketing and selling	19,998	(2,336)	(10.5)%	22,334
General and administrative	10,796	(1,238)	(10.3)%	12,034
Restructuring costs, net	723	494	215.7%	229
Total operating expenses	$45,140	$(4,317)	(8.7)%	$49,457

Operating income	$13,117	$4,716	56.1%	$8,401

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development	$42,116	$(4,209)	(9.1)%	$46,325
Marketing and selling	64,977	(8,364)	(11.4)%	73,341
General and administrative	34,144	(4,399)	(11.4)%	38,543
Amortization of intangible assets	—	(695)	(100.0)%	695
Restructuring costs, net	1,008	490	94.6%	518
Total operating expenses	$142,245	$(17,177)	(10.8)%	$159,422

Operating income	$20,725	$4,347	26.5%	$16,378

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $1.2 million, or 8.3%, for the three months ended September 30, 2020, and decreased $4.2 million, or 9.1%, for the nine months ended September 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(203)	(2.3)%
Facilities and information technology	(123)	(4.8)%
Consulting and outside services	(399)	(16.7)%
Other	(512)	(56.3)%
Total R&D expenses decrease	$(1,237)	(8.3)%

Change in R&D Expenses for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(2,826)	(9.8)%
Facilities and information technology	(504)	(6.0)%
Consulting and outside services	(266)	(3.9)%
Other	(613)	(27.9)%
Total R&D expenses decrease	$(4,209)	(9.1)%

The decrease in personnel-related expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, was primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19. The decrease in facilities and information technology expenses and other expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to our programs to increase operational efficiencies and reduce costs. The decrease in consulting and outside services for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily the result of R&D labor costs utilized for the production of our customer funded development projects which increased in volume this year.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses decreased $2.3 million, or 10.5%, for the three months ended September 30, 2020, and decreased $8.4 million, or 11.4%, for the nine months ended September 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(574)	(2.5)%
Advertising and promotions	(1,032)	(88.9)%
Foreign exchange (gains) and losses	(212)	(75.1)%
Other	(518)	(5.3)%
Total marketing and selling expenses increase	$(2,336)	(10.5)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Increase (Decrease) From 2019
	$	%
Personnel-related	(4,140)	(5.8)%
Advertising and promotions	(4,213)	(79.5)%
Foreign exchange (gains) and losses	60	6.2%
Other	(71)	(0.4)%
Total marketing and selling expenses increase	$(8,364)	(11.4)%

The decrease in personnel-related expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19. The decrease in advertising and promotions expenses as well as other expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily the result of our programs to reduce costs in response to COVID-19 and the cancellation of certain trade shows in 2020. The decrease in foreign exchange translations for the three months ended September 30, 2020, compared to the same period in 2019, was due to more foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses decreased $1.2 million, or 10.3%, for the three months ended September 30, 2020, and decreased $4.4 million, or 11.4%, for the nine months ended September 30, 2020 compared to the same period in 2019. The tables below provide further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Decrease From 2019
	$	%
Personnel-related	1,360	29.6%
Consulting and outside services	(2,493)	(57.0)%
Other	(105)	(3.5)%
Total G&A expenses decrease	$(1,238)	(10.3)%

Change in G&A Expenses for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020 Decrease From 2019
	$	%
Personnel-related	737	4.5%
Consulting and outside services	(4,206)	(35.3)%
Other	(930)	(8.6)%
Total G&A expenses decrease	$(4,399)	(11.4)%

The increase in personnel-related expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to an increase in our incentive-based compensation, offset by a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses as a result of COVID-19. The decrease in consulting and outside services for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to lower audit fees and as a result of our programs to reduce costs in response to COVID-19. The decrease in other expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to our programs to increase operational efficiencies and reduce costs.

Provision (Benefit) for Income Taxes

Provision (Benefit) for Income Taxes for the Three Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
		$	%
Provision for income taxes	$707	$990	349.8%	$(283)

Provision for Income Taxes for the Nine Months Ended September 30, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
		$	%
Provision for income taxes	$1,546	$1,391	897.4%	$155

During the three months ended September 30, 2019, we completed a legal entity reorganization that reduced the number of our German subsidiaries. This allowed us to remove a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities resulting in a net income tax benefit of $0.9 million. This non-recurring prior year benefit was a significant driver of the increase in our income tax provision in both the three and nine month periods ended September 30, 2020.

The additional increase in our income tax provision for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 was primarily driven by an overall increase in pre-tax income and a related deferred tax expense recorded in our Irish branch of $0.7 million and $0.9 million for the respective periods. The Irish deferred tax expense was partially offset by lower foreign provisions due to changes in the jurisdictional mix of earnings. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. In addition, the estimated annual effective tax rate excluded the United States due to its pre-tax loss position.

The CARES Act includes several income tax provisions such as net operating loss (“NOL”) carryback and carryforward benefits and other tax deduction benefits. As noted previously, the U.S. deferred tax asset has a full valuation; accordingly these NOL and other benefit provisions had no impact on our financial statements for the period ended September 30, 2020. The CARES Act accelerates the alternative minimum tax (“AMT”) credit refund originally enacted by the Tax Cut and Jobs Act in 2017. As of September 30, 2020, we have received the cash from the IRS associated with this refund receivable which had been recorded as a long-term asset at December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $49.1 million as of September 30, 2020. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. We repaid the remaining amount due under the Notes of $28.9 million on June 15, 2020, the maturity date.

On April 8, 2019, we entered into an amendment to the Financing Agreement. The amendment provided for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million (the “Delayed Draw Funds”) for the purpose of funding the purchase of a portion of Notes in the Offer described in Note 10 to our financial statements in Item 1 above. On May 2, 2019, we received the Delayed Draw Funds under the Financing Agreement. We used $72.7 million of the Delayed Draw Funds for the purchase of a portion of our Notes, $0.6 million for the Notes interest payment, and $6.0 million for the payment of refinancing fees. On June 18, 2019, we repaid $20.7 million of the Delayed Draw Funds. The $79.3 million Delayed Draw Funds borrowed and that remain outstanding will mature on May 10, 2023 under the terms of the Financing Agreement. The amendment also modified the covenant that requires us to maintain a leverage ratio (defined to mean the ratio of (a) the sum of indebtedness under the Term Loan and Credit Facility and non-cash collateralized letters of credit to (b) consolidated EBITDA under the Term Loan and Credit Facility) based on the level of availability of our Credit Facility plus unrestricted cash on-hand (the “Leverage Ratio Covenant”). On May 19, 2020, we entered into an amendment to the Financing Agreement which increased the leverage ratio that the Company is required to maintain such that following the effective date of this amendment, the Company is required to maintain a leverage ratio of no greater than 6.00:1.00 for each of the quarters ending June 30, 2020 and September 30, 2020, 5.75:1.00 for each of the quarters ending December 31, 2020 and March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 5.00:1.00 for the quarter ending September 30, 2021, 4.50:1.00 for the quarter ending December 31, 2021, 4.30:1.00 for the quarter ending March 31, 2022, 4.00:1.00 for each of the quarters ending June 30, 2022 and September 30, 2022, and 3.75:1.00 for each of the quarters ending December 31, 2022 and March 31, 2023. As of September 30, 2020, we were in compliance with all covenants under the Financing Agreement.

Our ability to satisfy the Leverage Ratio Covenant in the future is dependent on our ability to maintain profitability at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in revenues resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, (iv) volatility in currency rates, and (v) in the three most recent quarters, the economic impacts of the COVID-19 pandemic. If revenues were to decrease from the levels of the last 12 months, we would need to reduce expenses to maintain the required level of profitability. In light of the COVID-19 pandemic, we are closely monitoring our current and expected future liquidity levels and covenant compliance.

As discussed above, while the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations will be adversely impacted by these developments for at least the balance of 2020, and possibly longer. To address actual and expected reductions in net revenues, we have reduced our discretionary spending and reduced payroll costs, including through temporary employee furloughs and pay cuts. In addition, in May 2020 we received $7.8 million of funding under the PPP in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the Leverage Ratio Covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Financing Agreement, which could permit acceleration of the outstanding indebtedness under the Financing Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Financing Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$8,843	$1,112
Net cash used in investing activities	(5,619)	(5,629)
Net cash used in financing activities	(24,313)	(7,183)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	1,394	(615)
Net decrease in cash, cash equivalents and restricted cash	$(19,695)	$(12,315)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $8.8 million for the nine months ended September 30, 2020. The increase in cash provided by operations compared to the nine months ended September 30, 2019 was primarily due to decreased operating expenses and a change in working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash flows used in investing activities reflected $5.6 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash flows used in financing activities were primarily the result of the repayment of our Notes, partially offset by borrowings under the PPP loan.

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

We recorded a net foreign exchange loss of $1.0 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2020, would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

We borrowed $100.0 million under the Term Loan on February 26, 2016, and an additional $15.0 million and $22.7 million under the Term Loan on November 9, 2017 and May 10, 2018, respectively. We also maintain a revolving Credit Facility that allows us to borrow up to $22.5 million. On April 8, 2019, we entered into an amendment to the Financing Agreement, which provides for an additional delayed draw term loan commitment in the aggregate principal amount of $100.0 million. On May 19, 2020, we entered into an amendment to the Financing Agreement. Under the terms of the amendment effective May 19, 2020, interest accrues on the outstanding borrowings under the Term Loan and the Credit Facility at a rate of either the LIBOR Rate (as defined in the Financing Agreement) plus 6.75% or a Reference Rate (as defined in the Financing Agreement) plus 5.75%, at our option. As of September 30, 2020, we have $202 million outstanding under the Term Loan. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Financing Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2020, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has also had an adverse impact on our operations and supply chain, and adverse impacts could continue during the pandemic. We could experience interruptions as a result of employees or other key personnel of manufacturers, ours or those of third parties, becoming infected. Such workplace interruptions have also been caused by preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines, and other travel restrictions. For example, we do not know if all of our manufacturers will be able to continue producing materials for us or may be shut down. Any of the above circumstances will negatively impact the ability of third parties on which we rely to manufacture our products or their components and our ability to perform critical functions, which could significantly hamper our ability to supply our products to our customers. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our products, we may not be able to satisfy customer demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.

If the pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operations and revenues and our collections of accounts receivable, which adverse impacts may be material. To address our liquidity, we obtained funding under the PPP and will continue to explore other options, including other programs that may be implemented by the U.S. government in response to the COVID-19 pandemic. However, there can be no assurance that we will obtain any funds from these or future programs. We have also implemented cost reduction measures, including halting all but essential travel spending, reducing discretionary spending, deferring certain investments, and reducing our payroll expenses. Such cost reductions may not be sufficient and additionally may harm our ability to offer, promote, and deliver products and services at the level expected by our customers and partners.

Further, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If we experience further deterioration in demand and our cash flows from operations decrease, we may require additional funding and may not be able to obtain such funding on favorable terms, or at all.

The degree to which COVID-19 impacts our results going forward will depend on future developments, which remain uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our business and damage our results of operations and our liquidity position, possibly to a significant degree.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers, and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. With our development of Avid MediaCentral Platform, public and private marketplaces, cloud-based offerings and our evolution toward an enterprise subscription model that requires us to host increasing amounts of customer data, our and our customers’ data and financial and proprietary information could become more susceptible to such failures and data breaches. In addition, the need for substantial numbers of our employees to work remotely, such as due to the COVID-19 pandemic, could create additional data security risks.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	October 30, 2020	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer