Form 10-Q
period 2021-03-31
AVID TECHNOLOGY, INC.
filed 2021-05-05
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of April 30, 2021, was 45,193,579.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

•our plans regarding repatriation of foreign earnings;

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

•estimated asset and liability values;

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

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenues:
Products	$33,267	$34,711
Services	61,097	51,742
Total net revenues	94,364	86,453

Cost of revenues:
Products	19,493	20,962
Services	13,455	12,340
Total cost of revenues	32,948	33,302
Gross profit	61,416	53,151

Operating expenses:
Research and development	15,417	15,425
Marketing and selling	20,744	25,289
General and administrative	13,635	12,744
Restructuring costs, net	1,074	145
Total operating expenses	50,870	53,603

Operating income (loss)	10,546	(452)

Interest and other expense, net	(5,673)	(5,283)
Income (loss) before income taxes	4,873	(5,735)
Provision for income taxes	482	122
Net income (loss)	$4,391	$(5,857)

Net income (loss) per common share – basic and diluted	$0.10	$(0.14)

Weighted-average common shares outstanding – basic	44,559	43,254
Weighted-average common shares outstanding – diluted	46,204	43,254
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$4,391	$(5,857)

Other comprehensive loss:
Foreign currency translation adjustments	(1,457)	(815)

Comprehensive income (loss)	$2,934	$(6,672)
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$55,624	$79,899
Restricted cash	1,422	1,422
Accounts receivable, net of allowances of $1,522 and $1,478 at March 31, 2021 and December 31, 2020, respectively	58,831	78,614
Inventories	27,616	26,568
Prepaid expenses	7,308	6,044
Contract assets	21,955	18,579
Other current assets	2,274	2,366
Total current assets	175,030	213,492
Property and equipment, net	15,931	16,814
Goodwill	32,643	32,643
Right of use assets	27,538	29,430
Deferred tax assets, net	6,299	6,801
Other long-term assets	5,544	5,958
Total assets	$262,985	$305,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,220	$21,823
Accrued compensation and benefits	25,675	29,105
Accrued expenses and other current liabilities	35,088	42,264
Income taxes payable	1,405	1,664
Short-term debt	9,156	4,941
Deferred revenue	86,172	87,974
Total current liabilities	176,716	187,771
Long-term debt	175,125	202,759
Long-term deferred revenue	11,334	11,284
Long-term lease liabilities	26,913	28,462
Other long-term liabilities	7,471	7,786
Total liabilities	397,559	438,062

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	448	442
Additional paid-in capital	1,032,068	1,036,658
Accumulated deficit	(1,163,956)	(1,168,347)
Accumulated other comprehensive loss	(3,134)	(1,677)
Total stockholders’ deficit	(134,574)	(132,924)
Total liabilities and stockholders’ deficit	$262,985	$305,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three Months Ended March 31, 2021
	Shares of Common Stock		Additional		Accumulated Other	Total
	Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	442	1,036,658	(1,168,347)	(1,677)	(132,924)

Stock issued pursuant to employee stock plans	592	6	(7,712)	—	—	(7,706)

Stock-based compensation	—	—	3,122	—	—	3,122

Net income	—	—	—	4,391	—	4,391

Other comprehensive loss	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	448	1,032,068	(1,163,956)	(3,134)	(134,574)

Three Months Ended March 31, 2020
	Shares of Common Stock		Additional		Accumulated Other	Total
	Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2020	43,150	430	1,027,824	(1,179,409)	(3,930)	(155,085)

Stock issued pursuant to employee stock plans	398	4	(1,818)	—	—	(1,814)

Stock-based compensation	—	—	2,109	—	—	2,109

Net loss	—	—	—	(5,857)	—	(5,857)

Other comprehensive loss	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	434	1,028,115	(1,185,266)	(4,745)	(161,462)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,391	$(5,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,119	2,142
Allowance for doubtful accounts	83	497
Stock-based compensation expense	3,122	2,109
Non-cash provision for restructuring	912	—
Non-cash interest expense	129	2,820
Loss on extinguishment of debt	2,579	—
Unrealized foreign currency transaction (gains) losses	(1,432)	51
Benefit from (provision for) deferred taxes	501	(207)
Changes in operating assets and liabilities:
Accounts receivable	19,702	13,311
Inventories	(1,048)	(3,435)
Prepaid expenses and other assets	(866)	(1,631)
Accounts payable	(2,604)	(4,858)
Accrued expenses, compensation and benefits and other liabilities	(9,887)	(5,323)
Income taxes payable	(259)	40
Deferred revenue and contract assets	(5,129)	(5,264)
Net cash provided by (used in) operating activities	12,313	(5,605)

Cash flows from investing activities:
Purchases of property and equipment	(1,254)	(1,479)
Net cash used in investing activities	(1,254)	(1,479)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	22,000
Proceeds from long-term debt	180,000	—
Repayment of debt	(203,554)	(351)
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,706)	(1,818)
Prepayment penalty on extinguishment of debt	(1,169)	—
Payments for credit facility issuance costs	(2,574)	—
Net cash (used in) provided by financing activities	(35,003)	19,831

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(332)	(402)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,276)	12,345
Cash, cash equivalents and restricted cash at beginning of period	83,638	72,575
Cash, cash equivalents and restricted cash at end of period	$59,362	$84,920
Supplemental information:
Cash and cash equivalents	$55,624	$81,182
Restricted cash	1,422	1,663
Restricted cash included in other long-term assets	2,316	2,075
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,362	$84,920

Cash paid for income taxes	$281	$391
Cash paid for interest	$3,630	$4,450
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income (loss), financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had a material adverse impact to the Company's business, operating results and financial condition primarily due to reduced demand for our products and services which has led to lower net revenues.

The Company began experiencing a significant decline in international and domestic demand due to COVID-19 by the end of the first quarter of 2020, and this reduction in demand continued through the balance of 2020. These economic impacts were the result of, but not limited to:

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

Our results for the first quarter began to show a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the US. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus. While we are encouraged by the trends we saw in the first quarter, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, maintenance, training, and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

See Note 9 for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Our adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements To Be Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Options	—	465
Non-vested restricted stock units	1,040	3,069
Anti-dilutive potential common shares	1,040	3,534

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended March 31, 2021:

Weighted common shares outstanding - basic	44,559
Net effect of common stock equivalents	1,645
Weighted common shares outstanding - diluted	46,204

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2021 and December 31, 2020, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$371	$97	$274	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$522	$282	$240	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$8,126	$8,223
Work in process	320	353
Finished goods	19,170	17,992
Total	$27,616	$26,568

As of March 31, 2021 and December 31, 2020, finished goods inventory included $1.1 million and $1.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of March 31, 2021, the weighted average incremental borrowing rate was 6.0% and the weighted average remaining lease term was 6.3 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of March 31, 2021, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 2.5 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.9 million and $2.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Related cash payments were $2.1 million and $2.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding three months ended March 31, 2021)	$5,530	$252
2022	6,478	255
2023	5,560	230
2024	4,917	—
2025	5,041	—
Thereafter	11,709	—
Total future minimum lease payments	$39,235	$737
Less effects of discounting	(6,929)	(19)
Total lease liabilities	$32,306	$718

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	March 31, 2021
Right of use assets	$27,538

Accrued expenses and other current liabilities	(5,393)
Long-term lease liabilities	(26,913)
Total lease liabilities	$(32,306)

Finance Leases	March 31, 2021
Other assets	$614

Accrued expenses and other current liabilities	(266)
Other long-term liabilities	(452)
Total lease liabilities	$(718)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred compensation	$5,533	5,818
Finance lease liabilities	452	472
Other long-term liabilities	1,486	1,496
Total	$7,471	$7,786

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $5.1 million of products and services pursuant to this agreement as of March 31, 2021.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2021, be eligible to draw against the letters of credit to a maximum of $0.7 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $0.7 million in the aggregate throughout the lease periods.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of March 31, 2021.

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

At March 31, 2021 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Accrual balance at beginning of period	$1,095	$1,337
Accruals for product warranties	466	384
Costs of warranty claims	(374)	(357)
Accrual balance at end of period	$1,187	$1,364

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.    RESTRUCTURING COSTS AND ACCRUALS

In October 2020, we committed to a restructuring plan in order to undergo a strategic reorganization of our business. The strategic reorganization involved significant changes in business operations to better support our strategy and overall performance. The restructuring plan related to our strategic reorganization is expected to be substantially completed in 2021.

During the three months ended March 31, 2021, we recorded restructuring charges of $1.1 million for employee severance costs related to approximately 23 positions eliminated during the first quarter of 2021.

During the three months ended March 31, 2020, we recorded restructuring charges of $0.1 million for employee severance cost adjustments.

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2021 (in thousands):

Employee
Accrual balance as of December 31, 2020	$3,687
Restructuring charges and revisions	912
Cash payments	(2,438)
Foreign exchange impact on ending balance	(36)
Accrual balance as of March 31, 2021	$2,125

The employee restructuring accrual at March 31, 2021 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of March 31, 2021.

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Products and solutions net revenues	$33,267	$34,711
Subscription services	24,868	13,958
Maintenance	29,852	31,794
Professional services, training and other services	6,377	5,990
Total net revenues	$94,364	$86,453

The following table sets forth our revenues by geographic region for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
United States	$39,471	$36,090
Other Americas	5,179	5,450
Europe, Middle East and Africa	36,523	33,235
Asia-Pacific	13,191	11,678
Total net revenues	$94,364	$86,453

Contract Asset

Contract asset activity for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	March 31, 2021	March 31, 2020
Contract asset at beginning of year	$18,579	$19,494
Revenue in excess of billings	14,395	7,878
Customer billings	(11,019)	(5,210)
Contract asset at end of period	$21,955	$22,162

Deferred Revenue

Deferred revenue activity for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	March 31, 2021	March 31, 2020
Deferred revenue at beginning of period	$99,259	$97,901
Billings deferred	31,132	28,687
Recognition of prior deferred revenue	(32,885)	(31,176)
Deferred revenue at end of period	$97,506	$95,412

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

March 31, 2021
Product	$6,852
Subscription	5,718
Maintenance contracts	75,174
Implied PCS	7,652
Professional services, training and other	2,110
Deferred revenue at March 31, 2021	$97,506

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $7.7 million attributable to Implied PCS recorded in deferred revenue as of March 31, 2021. We expect to recognize revenue for these remaining performance obligations of $2.5 million for the remainder of 2021 and $2.1 million, $1.4 million, $0.9 million and $0.5 million for the years ending December 31, 2022, 2023, 2024, and 2025, respectively, and $0.3 million thereafter.

As of March 31, 2021, we had approximately $49.5 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $44.2 million of these performance obligations were unbilled as of March 31, 2021. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $49.5 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan, net of unamortized issuance costs and debt discount of $2,445 and $2,579 at March 31, 2021 and December 31, 2020, respectively	$175,305	$198,629
PPP Loan	7,800	7,800
Other long-term debt	1,176	1,271
Total debt	184,281	207,700
Less: current portion	9,156	4,941
Total long-term debt	$175,125	$202,759

The following table summarizes the contractual maturities of our borrowing obligations as of March 31, 2021 (in thousands):

Fiscal Year	Credit Agreement	PPP Loan	Other Long-Term Debt	Total
2021	$6,750	—	116	$6,866
2022	9,000	7,800	164	16,964
2023	13,500	—	176	13,676
2024	18,000	—	188	18,188
2025	18,000	—	202	18,202
Thereafter	112,500	—	330	112,830
Total before unamortized discount	177,750	7,800	1,176	186,726
Less: unamortized discount and issuance costs	2,445	—	—	2,445
Less: current portion of long-term debt	9,000	—	156	9,156
Total long-term debt	$166,305	$7,800	$1,020	$175,125

Credit Agreement

On January 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as collateral and administrative agent, and a syndicate of banks, as lenders thereunder (the “Lenders”). Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $70.0 million in borrowings outstanding at any time. The Credit Facility, which was undrawn at closing, can be used for working capital, other general corporate purposes and for other permitted uses. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings of $201 million under the Company’s prior financing agreement with Cerberus Business Finance, LLC( the “Financing Agreement”), which was then terminated. As a result of this termination, the Company incurred a loss on extinguishment of debt of $3.7 million as a result of writing off $2.6 million of remaining unamortized issuance costs as well as a $1.1 million prepayment penalty.

The Term Loan has an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin on the Term Loan and the Credit Facility ranges from 2.00% to 3.25%, depending on leverage. The effective interest rate for the period was 3.25%.

The Term Loan requires quarterly principal payments commencing in March 2021 equal to 5.0% of the original principal amount of the Term Loan in years 1 and 2, 7.5% of the original principal amount of the Term Loan in year 3, and 10% of the original principal amount of the Term Loan in years 4 and 5, with the remaining aggregate principal amount due at maturity.

The Company granted a security interest on substantially all of their assets to secure the obligations under the Credit Facility and the Term Loan.

The Credit Agreement contains two financial covenants: (i) a requirement to maintain a total net leverage ratio, as defined in the Credit Agreement, of no more than 4.00 to 1.00 through June 30, 2021, with step downs thereafter, and (ii) a requirement to maintain a fixed charge covenant ratio, as defined in the Credit Agreement, of no less than 1.20 to 1.00. Both the Term Loan and the revolving Credit Facility mature on January 5, 2026. We were in compliance with the Credit Agreement covenants as of March 31, 2021.

In association with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan discount and issuance costs will be amortized over the five year life of the Credit Agreement. We recorded $1.4 million of interest expense on the Term Loan during three months ended March 31, 2021. As of March 31, 2021, there were no amounts drawn under the Credit Facility.

PPP Loan

On May 11, 2020, the Company received $7.8 million of proceeds in connection with its incurrence of a loan under the Paycheck Protection Program (“PPP”) which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the economic uncertainty at the time of application made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its then-current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures on May 11, 2022. Interest payments are deferred until a forgiveness decision is returned by the SBA. We recognized an immaterial amount of interest expense related to the loan during the three months ended March 31, 2021.

Pursuant to the CARES Act and implementing rules and regulations, the Company has applied to the SBA for the full amount of the PPP loan to be forgiven. The Company has used the proceeds of the PPP loan for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, the Company cannot assure that it will be eligible for forgiveness of the loan, in whole or in part. Any PPP loan balance remaining following forgiveness by the SBA will be fully repaid on or before the maturity date of the loan.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s option shares granted under all of our stock incentive plans for the three months ended March 31, 2021 was as follows:

	Total Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	246,000	$7.48
Granted	—	$—
Exercised	(235,000)	$7.47
Forfeited or canceled	—	$—
Options outstanding at March 31, 2021	11,000	$7.70	0.38	$148

Information with respect to the Company’s non-vested restricted stock units for the three months ended March 31, 2021 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	2,114,879	$7.01			—
Granted	201,259	21.80			—
Vested	(327,110)	6.17			(130,552)
Forfeited	(19,692)	7.37			—
Outstanding at March 31, 2021	1,969,336	$8.65	0.79	$41,553

Information with respect to the Company’s non-vested performance-based restricted stock units for the three months ended March 31, 2021 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	653,428	$6.74			—
Granted	397,048	15.07			—
Vested	(471,112)	5.81			(196,703)
Forfeited	—	—			—
Non-vested at March 31, 2021	579,364	$13.20	1.55	$12,225

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,437	$1,567
Performance-based Restricted Stock Units	$656	$516
ESPP	$29	$26
Total share-based compensation expense	$3,122	$2,109

	Three Months Ended March 31,
	2021	2020
Cost of products revenues	$142	$102
Cost of services revenues	298	98
Research and development expenses	521	294
Marketing and selling expenses	602	441
General and administrative expenses	1,559	1,174
Total share-based compensation expense	$3,122	$2,109

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of March 31, 2021, we had approximately 324,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have mostly been sold to creative professionals, although in the third quarter of 2020 we introduced subscription offerings for our enterprise software solutions. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

A summary of our revenue sources for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Subscriptions	$24,868	$13,958
Maintenance	29,852	31,794
Subscriptions and Maintenance	54,720	45,752
Perpetual Licenses	7,058	5,372
Software Licenses and Maintenance	61,778	51,124
Integrated solutions	26,209	29,339
Professional services & training	6,377	5,990
Total revenue	$94,364	$86,453

Impact of COVID-19 on Our Business

We have operations in a number of countries, which exposes us to risks associated with public health crises such as the novel coronavirus (COVID-19) that was declared a pandemic by the World Health Organization. COVID-19 adversely impacted our business operations and results of operations for the year ended 2020. These economic impacts are the result of, but not limited to:

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

Our results for the first quarter began to show a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the US. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus. While we are encouraged by the trends we saw in the first quarter, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows. For further discussion of these issues, see “Liquidity and Capital Resources” below.

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges, discount rates used for lease liabilities, stock-based compensation, income tax assets and liabilities, and restructuring charges and accruals. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2020 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical.

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

We often enter into contractual arrangements that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These arrangements may include a combination of products, maintenance, training, and professional services. We allocate the transaction price of the arrangement based on the relative estimated standalone selling price of each distinct performance obligation.

See Note 9 “Revenue” of our Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q for disaggregated revenue schedules and further discussion on revenue and deferred revenue performance obligations and the timing of revenue recognition.

Leases

We have operating leases for facilities and certain equipment in North America, Europe, and Asia. Our operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. An average incremental borrowing rate of 6% as of January 1, 2019, the adoption date of ASC 842, was used for our leases that commenced prior to that date. We determined that the rate of 6% is appropriate for our operating leases after we considered an estimated incremental borrowing rate provided by our bank, the interest rate of our prior credit facility, and the terms and geographic locations of our facilities.

See Note 5 “Leases” of our Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q for further discussion on our leases.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net revenues:
Product	35.3%	40.2%
Services	64.7%	59.8%
Total net revenues	100.0%	100.0%
Cost of revenues	34.9%	38.5%
Gross margin	65.1%	61.5%
Operating expenses:
Research and development	16.3%	17.8%
Marketing and selling	22.0%	29.3%
General and administrative	14.5%	14.7%
Restructuring costs, net	1.1%	0.2%
Total operating expenses	53.9%	62.0%
Operating income (loss)	11.2%	(0.5)%
Interest and other expense, net	(6.0)%	(6.1)%
Income (loss) before income taxes	5.2%	(6.6)%
Provision for (benefit from) income taxes	0.5%	0.1%
Net income (loss)	4.7%	(6.7)%

Net Revenues

Our net revenues are derived mainly from sales of products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts. We also sell individual licenses for our software products through our webstore. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Revenues for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Products and solutions	$33,267	$(1,444)	(4.2)%	$34,711
Services	61,097	9,355	18.1%	51,742
Total net revenues	$94,364	$7,911	9.2%	$86,453

Net Revenues for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	42%	42%
Other Americas	5%	6%
Europe, Middle East and Africa	39%	38%
Asia-Pacific	14%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues decreased $1.4 million, or 4.2%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease for the three months ended March 31, 2021 was primarily due to lower sales as a result of COVID-19, which negatively impacted products and solutions revenues for the reasons discussed above under “Executive Overview – Impact of COVID-19 on Our Business.”

Services Revenues

Services revenues are derived primarily from maintenance contracts, subscription services, and professional services and training. Services revenues increased $9.4 million, or 18.1%, for the three months ended March 31, 2021, compared to the same period in 2020. This increase was primarily due to strong growth in our subscription services, partially offset by lower professional services revenue due to the negative effects of COVID-19.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:
•procurement of components and finished goods;
•assembly, testing and distribution of finished products;
•warehousing;
•customer support related to maintenance;
•royalties for third-party software and hardware included in our products; and
•providing professional services and training.

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Products	$19,493	$(1,469)	(7.0)%	$20,962
Services	13,455	1,115	9.0%	12,340
Total cost of revenues	$32,948	$(354)	(1.1)%	$33,302

Gross profit	$61,416	$8,265	15.6%	$53,151

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products, and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our gross margin percentage for the three months ended March 31, 2021 increased to 65.1% from 61.5% for the three months ended March 31, 2020, compared to the same period in 2020. This increase was primarily due to subscription offerings representing a greater portion of revenues, partially offset by lower gross margin percentage in all other areas of the business due to lower volumes.

Gross Margin % for the Three Months Ended March 31, 2021 and 2020
	2021 Gross Margin %	Change	2020 Gross Margin %
Products	41.4%	1.8%	39.6%
Services	78.0%	1.8%	76.2%
Total	65.1%	3.6%	61.5%

Gross Margin % for the Nine Months Ended September 30, 2020 and 2019
Operating Expenses and Operating Income

Operating Expenses and Operating Income (Loss) for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development	$15,417	$(8)	(0.1)%	$15,425
Marketing and selling	20,744	(4,545)	(18.0)%	25,289
General and administrative	13,635	891	7.0%	12,744
Restructuring costs, net	1,074	929	640.7%	145
Total operating expenses	$50,870	$(2,733)	(5.1)%	$53,603

Operating income (loss)	$10,546	$10,998	(2,433.2)%	$(452)

Operating Expenses and Operating Income (Loss) for the Nine Months Ended September 30, 2020 and 2019
Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses decreased $8 thousand, or 0.1%, for the three months ended March 31, 2021, compared to the same period in 2020. The tables below provide further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Facilities and information technology	121	4.3%
Consulting and outside services	(132)	(5.6)%
Other	3	—%
Total R&D expenses decrease	$(8)	(0.1)%

Change in R&D Expenses for the Nine Months Ended September 30, 2020 and 2019
The increase in facilities and information technology expenses for the three months ended March 31, 2021, compared to the same period in 2020, were primarily due increased investment in our information technology infrastructure offset by a reduction in our facilities related spending. The decrease in consulting and outside services for the three months ended March 31, 2021, compared to the same period in 2020, was primarily the result of R&D labor costs utilized for the production of our customer funded development projects which increased in volume this year. The other expenses remained flat for the three months ended March 31, 2021, compared to the same period in 2020, which was primarily the result of our programs to reduce costs in response to COVID-19 offset by an increase in our incentive-based compensation.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses decreased $4.5 million, or 18.0%, for the three months ended March 31, 2021, compared to the same period in 2020. The tables below provide further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	(633)	(3.8)%
Advertising and promotions	(219)	(31.1)%
Foreign exchange (gains) and losses	(535)	(113.3)%
Consulting and outside services	(1,752)	(71.0)%
Other	(1,406)	(28.4)%
Total marketing and selling expenses decrease	$(4,545)	(18.0)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2020 and 2019
The decrease in personnel-related expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to a decrease in salary expense as a result of a reduction in work force and reduced travel expenses as a result of COVID-19 partially offset by an increase in our incentive-based compensation. The decrease in advertising and promotions expenses as well as other expenses for the three months ended March 31, 2021, compared to the same period in 2020, were primarily the result of our programs to reduce costs in response to COVID-19. The decrease in consulting and outside services was due to the cancellation of certain trade shows and internal meetings in 2021. The decrease in foreign exchange translations for the three months ended March 31, 2021, compared to the same period in 2020, was due to more foreign exchange gains from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses increased $0.9 million, or 7.0%, for the three months ended March 31, 2021, compared to the same period in 2020. The tables below provide further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021 Decrease From 2020
	$	%
Personnel-related	1,055	18.5%
Consulting and outside services	(69)	(1.8)%
Other	(95)	(3.0)%
Total G&A expenses increase	$891	7.0%

Change in G&A Expenses for the Nine Months Ended September 30, 2020 and 2019
The increase in personnel-related expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to an increase in our incentive-based compensation. The decrease in consulting and outside services and other for the three months ended March 31, 2021, compared to the same period in 2020, were primarily a result of our programs to reduce costs in response to COVID-19.
Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
		$	%
Provision for income taxes	$482	$360	(295.1)%	$122

Provision for Income Taxes for the Nine Months Ended September 30, 2020 and 2019
We had a tax provision of 9.9% and (2.1%) as a percentage of income and loss before tax for the three months ended March 31, 2021 and 2020, respectively. The increase in the tax provision for the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to the increase in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $55.6 million as of March 31, 2021, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

On January 5, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A. and a syndicate of banks, as collateral and administrative agent, and the Lenders. Pursuant to the Credit Agreement, the Lenders agreed to provide us with the Term Loan and the Credit Facility. We borrowed the full amount of the Term Loan, or $180.0 million, on the closing date, but did not borrow any of the $70.0 million available under the Credit Facility on the closing date. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings of $201.0 million under the Company’s prior credit facility with Cerberus Business Finance, LLC, which was then terminated. Prior to the maturity of the Credit Facility, any amounts borrowed under the Credit Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement contains two financial covenants. The Company is required to maintain a maximum total net leverage ratio, generally defined as the ratio of (x) consolidated total indebtedness minus liquidity maintained in the United States up to $25 million to (y) consolidated EBITDA, not to exceed 4.00 to 1.00 for the fiscal quarters ending March 31, 2021 through June 30, 2021; 3.75 to 1.00 for the fiscal quarters ending September 30, 2021 through December 31, 2021; 3.50 to 1.00 for the fiscal quarters ending March 31, 2022 through June 30, 2022; 3.25 to 1.00 for the fiscal quarters ending September 30, 2022 through December 31, 2022; and 3.00 to 1.00 for fiscal quarters ending on or after March 31, 2023. The Company is also required to maintain a fixed charge coverage ratio not less than 1.20 to 1.00 at the end of each fiscal quarter ending on or after March 31, 2021. The Credit Agreement’s fixed charge coverage ratio is generally defined as the ratio of (x) consolidated EBITDA minus unfinanced capital expenditures, cash tax expense and certain restricted payments to (y) consolidated fixed charges.

Our ability to satisfy the two financial covenants in the future is dependent on our ability to maintain profitability at or above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in revenues resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, (iv) volatility in currency rates, and (v) in the four most recent quarters, the economic impacts of the COVID-19 pandemic. If revenues were to decrease from the levels of the last 12 months, we would need to reduce expenses to maintain the required level of profitability. In light of the COVID-19 pandemic, we are closely monitoring our current and expected future liquidity levels and covenant compliance.

As discussed above, while the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations may be affected and uneven by these developments for at least the balance of 2021. To address actual and expected reductions in net revenues, we have reduced our discretionary spending and reduced payroll costs. In addition, in May 2020 we received $7.8 million of funding under the PPP in the form of a low-interest loan that may be forgiven under certain conditions. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the covenants and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

On May 11, 2020, we received $7.8 million of proceeds in connection with our incurrence of a loan under the PPP. The loan has a fixed interest rate of 1% and matures on May 11, 2022. Interest payments are deferred until a forgiveness decision is returned by the SBA. Pursuant to the CARES Act and implementing rules and regulations, we have applied to the SBA for the full amount of the PPP loan to be forgiven. We have used the proceeds of the PPP loan for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure that we will be eligible for forgiveness of the loan, in whole or in part. Any PPP loan balance remaining following forgiveness by the SBA will be fully repaid on or before the maturity date of the loan.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations and cash flows for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$12,313	$(5,605)
Net cash used in investing activities	(1,254)	(1,479)
Net cash used in (provided by) financing activities	(35,003)	19,831
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(332)	(402)
Net decrease in cash, cash equivalents and restricted cash	$(24,276)	$12,345

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $12.3 million for the three months ended March 31, 2021. The increase in cash provided by operations compared to the three months ended March 31, 2020 was primarily due to decreased operating expenses and a change in working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash flows used in investing activities reflected $1.3 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash flows used in financing activities were primarily the result of our refinancing activity and our common stock repurchases for tax withholdings for net settlement of equity awards.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements To Be Adopted

Our recently adopted and to be adopted accounting pronouncements are set forth in Note 1 “Financial Information” of our Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

We recorded an immaterial net foreign exchange gain and a $0.5 million net foreign exchange loss for the three months ended March 31, 2021 and 2020, respectively. The foreign exchange gains and losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2021 would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

On January 5, 2021, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as collateral and administrative agent, and a syndicate of banks, as lenders thereunder. Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with the Term Loan and the Credit Facility. Under the Credit Agreement, interest accrues on outstanding borrowings at a rate of the Adjusted LIBO Rate, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement), at the option of the Company, plus a spread of 2.00% to 3.25% for Adjusted LIBO Rate and Adjusted EURIBO Rate loans, with a 0.25% LIBOR floor, and 1.00% to 2.25% for Alternate Base Rate loans, in each case depending on our leverage ratio. As of March 31, 2021, we have $178 million outstanding under the Term Loan. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of March 31, 2021, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 7 “Commitments and Contingencies” of our Notes to UnauditedCondensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q regarding our legal proceedings.

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6.    EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Amended and Restated By-Laws, amended		8-K	March 31, 2017	001-36254
3.2	Amendment to the Amended and Restated By-Laws		10-K	March 9, 2020	001-36254
10.1	Credit Agreement, dated as of January 5, 2021, among Avid Technology, Inc., each of the lenders and financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	January 5, 2021	001-36254
10.2	Summary of Avid Technology, Inc.’s 2021 Business Unit Bonus Plan Framework	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 5, 2021	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer