Form 10-Q
period 2021-06-30
AVID TECHNOLOGY, INC.
filed 2021-08-03
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(978) 640-6789
Registrant's Telephone Number, Including Area Code
__________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AVID	Nasdaq Global Select Market
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 31, 2021, was 45,604,272.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Products	$37,178	$27,635	$70,445	$62,346
Services	57,698	51,646	118,795	103,388
Total net revenues	94,876	79,281	189,240	165,734

Cost of revenues:
Products	20,083	16,954	39,576	37,916
Services	14,655	10,765	28,110	23,105
Total cost of revenues	34,738	27,719	67,686	61,021
Gross profit	60,138	51,562	121,554	104,713

Operating expenses:
Research and development	16,093	13,068	31,510	28,493
Marketing and selling	21,354	19,690	42,098	44,979
General and administrative	13,678	10,604	27,313	23,348
Restructuring costs, net	15	140	1,089	285
Total operating expenses	51,140	43,502	102,010	97,105

Operating income	8,998	8,060	19,544	7,608

Interest and other expense, net	(1,633)	(5,498)	(7,306)	(10,781)
Income (loss) before income taxes	7,365	2,562	12,238	(3,173)
Provision for income taxes	359	717	841	839
Net income (loss)	$7,006	$1,845	$11,397	$(4,012)

Net income (loss) per common share – basic	$0.15	$0.04	$0.25	$(0.09)
Net income (loss) per common share – diluted	$0.15	$0.04	$0.25	$(0.09)

Weighted-average common shares outstanding – basic	45,211	43,719	44,887	43,486
Weighted-average common shares outstanding – diluted	46,550	44,180	46,420	43,486
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$7,006	$1,845	$11,397	$(4,012)

Other comprehensive loss:
Foreign currency translation adjustments	215	119	(1,242)	(696)

Comprehensive income (loss)	$7,221	$1,964	$10,155	$(4,708)
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,337	$79,899
Restricted cash	1,422	1,422
Accounts receivable, net of allowances of $1,369 and $1,478 at June 30, 2021 and December 31, 2020, respectively	58,746	78,614
Inventories	24,242	26,568
Prepaid expenses	8,774	6,044
Contract assets	21,828	18,579
Other current assets	2,265	2,366
Total current assets	170,614	213,492
Property and equipment, net	14,762	16,814
Goodwill	32,643	32,643
Right of use assets	26,561	29,430
Deferred tax assets, net	6,254	6,801
Other long-term assets	5,871	5,958
Total assets	$256,705	$305,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,775	$21,823
Accrued compensation and benefits	23,103	29,105
Accrued expenses and other current liabilities	32,904	42,264
Income taxes payable	1,648	1,664
Short-term debt	16,961	4,941
Deferred revenue	80,745	87,974
Total current liabilities	177,136	187,771
Long-term debt	165,178	202,759
Long-term deferred revenue	10,838	11,284
Long-term lease liabilities	25,819	28,462
Other long-term liabilities	7,476	7,786
Total liabilities	386,447	438,062

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock	452	442
Additional paid-in capital	1,029,675	1,036,658
Accumulated deficit	(1,156,950)	(1,168,347)
Accumulated other comprehensive loss	(2,919)	(1,677)
Total stockholders’ deficit	(129,742)	(132,924)
Total liabilities and stockholders’ deficit	$256,705	$305,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Six Months Ended June 30, 2021
	Shares of Common Stock		Additional		Accumulated Other	Total
	Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	$442	$1,036,658	$(1,168,347)	$(1,677)	$(132,924)

Stock issued pursuant to employee stock plans	592	6	(7,712)	—	—	(7,706)

Stock-based compensation	—	—	3,122	—	—	3,122

Net income	—	—	—	4,391	—	4,391

Other comprehensive loss	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	448	1,032,068	(1,163,956)	(3,134)	(134,574)

Stock issued pursuant to employee stock plans	513	4	(5,973)	—	—	(5,969)

Stock-based compensation	—	—	3,580	—	—	3,580

Net income	—	—	—	7,006	—	7,006

Other comprehensive loss	—	—	—	—	215	215

Balances at June 30, 2021	45,525	$452	$1,029,675	$(1,156,950)	$(2,919)	$(129,742)

Six Months Ended June 30, 2020
	Shares of Common Stock		Additional		Accumulated Other	Total
	Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2020	43,150	$430	$1,027,824	$(1,179,409)	$(3,930)	$(155,085)

Stock issued pursuant to employee stock plans	398	4	(1,818)	—	—	(1,814)

Stock-based compensation	—	—	2,109	—	—	2,109

Net loss	—	—	—	(5,857)	—	(5,857)

Other comprehensive loss	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	434	1,028,115	(1,185,266)	(4,745)	(161,462)

Stock issued pursuant to employee stock plans	368	3	(538)	—	—	(535)

Stock-based compensation	—	—	2,726	—	—	2,726

Net income	—	—	—	1,845	—	1,845

Other comprehensive income	—	—	—	—	934	934

Balances at June 30, 2020	43,916	$437	$1,030,303	$(1,183,421)	$(3,811)	$(156,492)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,397	$(4,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,321	4,330
Allowance for doubtful accounts	270	1,205
Stock-based compensation expense	6,702	4,835
Non-cash provision for restructuring	927	—
Non-cash interest expense	257	3,433
Loss on extinguishment of debt	2,579	—
Unrealized foreign currency transaction gains	(1,468)	(112)
Benefit from deferred taxes	547	383
Changes in operating assets and liabilities:
Accounts receivable	19,599	18,783
Inventories	2,326	(484)
Prepaid expenses and other assets	(2,629)	(547)
Accounts payable	(48)	(22,003)
Accrued expenses, compensation and benefits and other liabilities	(14,942)	(4,057)
Income taxes payable	(16)	66
Deferred revenue and contract assets	(10,924)	(10,932)
Net cash provided by (used in) operating activities	18,898	(9,112)

Cash flows from investing activities:
Purchases of property and equipment	(2,275)	(3,212)
Net cash used in investing activities	(2,275)	(3,212)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	22,000
Proceeds from long-term debt	180,000	7,800
Repayment of debt	(205,824)	(695)
Payments for repurchase of outstanding notes	—	(28,867)
Proceeds from the issuance of common stock under employee stock plans	363	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(14,038)	(2,357)
Prepayment penalty on extinguishment of debt	(1,169)	—
Unwind capped call cash receipt	—	875
Payments for credit facility issuance costs	(2,574)	(289)
Net cash used in financing activities	(43,242)	(1,533)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	682
Net decrease in cash, cash equivalents and restricted cash	(26,563)	(13,175)
Cash, cash equivalents and restricted cash at beginning of period	83,638	72,575
Cash, cash equivalents and restricted cash at end of period	$57,075	$59,400
Supplemental information:
Cash and cash equivalents	$53,337	$55,662
Restricted cash	1,422	1,663
Restricted cash included in other long-term assets	2,316	2,075
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,075	$59,400

Cash paid for income taxes	$336	$144
Cash paid for interest	$1,308	$8,976

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

The consolidated results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

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

Our results for the second quarter showed a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain international countries continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we saw in the first half of the year, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Options	—	465
Non-vested restricted stock units	910	3,177
Anti-dilutive potential common shares	910	3,642

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three and six months ended June 30, 2021:

	Three months ended	Six months ended
Weighted common shares outstanding - basic	45,211	44,887
Net effect of common stock equivalents	1,339	1,533
Weighted common shares outstanding - diluted	46,550	46,420

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2021 and December 31, 2020, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$363	$97	$266	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$522	$282	$240	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$7,023	$8,223
Work in process	320	353
Finished goods	16,899	17,992
Total	$24,242	$26,568

As of June 30, 2021 and December 31, 2020, finished goods inventory included $1.6 million and $1.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of June 30, 2021, the weighted average incremental borrowing rate was 6.0% and the weighted average remaining lease term was 6.1 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of June 30, 2021, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 2.2 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.8 million and $2.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $3.7 million and $5.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Related cash payments were $1.9 million and $2.2 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and were $4.0 million and $4.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, short-term lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding six months ended June 30, 2021)	$3,718	$227
2022	6,570	255
2023	5,639	230
2024	4,954	—
2025	5,056	—
Thereafter	11,731	—
Total future minimum lease payments	$37,668	$712
Less effects of discounting	(6,483)	(15)
Total lease liabilities	$31,185	$697

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	June 30, 2021
Right of use assets	$26,561

Accrued expenses and other current liabilities	(5,366)
Long-term lease liabilities	(25,819)
Total lease liabilities	$(31,185)

Finance Leases	June 30, 2021
Other assets	$552

Accrued expenses and other current liabilities	(256)
Other long-term liabilities	(441)
Total lease liabilities	$(697)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred compensation	$5,565	$5,818
Finance lease liabilities	441	472
Other long-term liabilities	1,470	1,496
Total	$7,476	$7,786

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $7.1 million of products and services pursuant to this agreement as of June 30, 2021.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2021, be eligible to draw against the letters of credit to a maximum of $0.7 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $0.7 million in the aggregate throughout the lease periods.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of June 30, 2021.

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

At June 30, 2021 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Accrual balance at beginning of period	$1,095	$1,337
Accruals for product warranties	827	700
Costs of warranty claims	(601)	(673)
Accrual balance at end of period	$1,321	$1,364

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

During the three months ended June 30, 2021, we recorded an immaterial amount of restructuring charges for employee severance cost adjustments. During the six months ended June 30, 2021, we recorded restructuring charges of $1.1 million for employee severance costs related to approximately 23 positions eliminated during the first quarter of 2021.

During the three months and six months ended June 30, 2020, we recorded restructuring charges of $0.2 million and $0.3 million, respectively, for employee severance cost adjustments.

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2021 (in thousands):

Employee
Accrual balance as of December 31, 2020	$3,687
Restructuring charges and revisions	927
Cash payments	(3,308)
Foreign exchange impact on ending balance	(5)
Accrual balance as of June 30, 2021	$1,301

The employee restructuring accrual at June 30, 2021 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of June 30, 2021.

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Products and solutions net revenues	$37,178	$27,635	$70,445	$62,346
Subscription services	21,508	16,427	46,376	30,385
Maintenance	30,443	30,570	60,295	62,364
Professional services, training and other services	5,747	4,649	12,124	10,639
Total net revenues	$94,876	$79,281	$189,240	$165,734

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$41,587	$32,886	$81,058	$68,976
Other Americas	4,629	5,886	9,809	11,336
Europe, Middle East and Africa	34,094	28,706	70,617	61,941
Asia-Pacific	14,566	11,803	27,756	23,481
Total net revenues	$94,876	$79,281	$189,240	$165,734

Contract Asset

Contract asset activity for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	June 30, 2021	June 30, 2020
Contract asset at beginning of year	$18,579	$19,494
Revenue in excess of billings	27,282	13,155
Customer billings	(24,033)	(14,403)
Contract asset at end of period	$21,828	$18,246

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	June 30, 2021	June 30, 2020
Deferred revenue at beginning of period	$99,259	$97,901
Billings deferred	46,686	39,334
Recognition of prior deferred revenue	(54,362)	(51,512)
Deferred revenue at end of period	$91,583	$85,723

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

June 30, 2021
Product	$5,302
Subscription	6,467
Maintenance contracts	71,266
Implied PCS	7,031
Professional services, training and other	1,517
Deferred revenue at June 30, 2021	$91,583

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $7.0 million attributable to Implied PCS recorded in deferred revenue as of June 30, 2021. We expect to recognize revenue for these remaining performance obligations of $1.6 million for the remainder of 2021 and $2.2 million, $1.5 million, $1.0 million and $0.5 million for the years ending December 31, 2022, 2023, 2024, and 2025, respectively, and $0.2 million thereafter.

As of June 30, 2021, we had approximately $45.1 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $38.9 million of these performance obligations were unbilled as of June 30, 2021. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $45.1 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan, net of unamortized issuance costs and debt discount of $2,317 and $2,579 at June 30, 2021 and December 31, 2020, respectively	$173,183	$198,629
PPP Loan	7,800	7,800
Other long-term debt	1,156	1,271
Total debt	$182,139	207,700
Less: current portion	16,961	4,941
Total long-term debt	$165,178	$202,759
$7,800198,629
The following table summarizes the contractual maturities of our borrowing obligations as of June 30, 2021 (in thousands):

Fiscal Year	Credit Agreement	PPP Loan	Other Long-Term Debt	Total
2021	$4,500	—	79	$4,579
2022	9,000	7,800	167	16,967
2023	13,500	—	179	13,679
2024	18,000	—	191	18,191
2025	18,000	—	205	18,205
Thereafter	112,500	—	335	112,835
Total before unamortized discount	175,500	7,800	1,156	184,456
Less: unamortized discount and issuance costs	2,317	—	—	2,317
Less: current portion of long-term debt	9,000	7,800	161	16,961
Total long-term debt	$164,183	$—	$995	$165,178

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

The Term Loan has an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin on the Term Loan and the Credit Facility ranges from 2.00% to 3.25%, depending on leverage. The effective interest rate for the three month period ending June 30, 2021 was 3.13%.

The Term Loan requires quarterly principal payments which commenced in March 2021 equal to 5.0% of the original principal amount of the Term Loan in years one and two, 7.5% of the original principal amount of the Term Loan in year three, and 10% of the original principal amount of the Term Loan in years four and five, with the remaining aggregate principal amount due at maturity.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The Credit Agreement contains two financial covenants: (i) a requirement to maintain a total net leverage ratio, as defined in the Credit Agreement, of no more than 4.00 to 1.00 through June 30, 2021, with step downs thereafter, and (ii) a requirement to maintain a fixed charge covenant ratio, as defined in the Credit Agreement, of no less than 1.20 to 1.00. Both the Term Loan and the revolving Credit Facility mature on January 5, 2026. We were in compliance with the Credit Agreement covenants as of June 30, 2021.

In association with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan discount and issuance costs will be amortized over the five year life of the Credit Agreement. We recorded $1.4 million and $2.8 million of interest expense on the Term Loan for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there were no amounts drawn under the Credit Facility.

PPP Loan

On May 11, 2020, the Company received $7.8 million of proceeds in connection with its incurrence of a loan under the Paycheck Protection Program (“PPP”) which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds requires the Company to, in good faith, certify that the economic uncertainty at the time of application made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its then-current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The loan has a fixed interest rate of 1% and matures on May 11, 2022. Interest payments are deferred until a forgiveness decision is returned by the SBA. We recognized an immaterial amount of interest expense related to the loan during the three and six months ended June 30, 2021.

Pursuant to the CARES Act and implementing rules and regulations, the Company applied to the SBA for the full amount of the PPP loan to be forgiven. On July 6, 2021, the Company received notification from the Lender that the SBA approved the Company’s PPP loan forgiveness application for the entire PPP loan balance of $7.8 million plus all accrued interest. The forgiveness of the PPP loan will be recognized during the Company’s third quarter ending September 30, 2021.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s option shares granted under all of our stock incentive plans for the six months ended June 30, 2021 was as follows:

	Total Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	246,000	$7.48
Granted	—	—
Exercised	(246,000)	7.48
Forfeited or canceled	—	—
Options outstanding at June 30, 2021	—	$—	0.00	$—

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2021 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	2,114,879	$7.01			—
Granted	438,295	29.02			—
Vested	(1,003,933)	6.69			(316,222)
Forfeited	(33,683)	7.25			—
Outstanding at June 30, 2021	1,515,558	$13.57	0.98	$59,319

Information with respect to the Company’s non-vested performance-based restricted stock units for the six months ended June 30, 2021 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	653,428	$6.74			—
Granted	397,048	15.07			—
Vested	(471,112)	5.81			(196,703)
Forfeited	—	—			—
Non-vested at June 30, 2021	579,364	$13.20	1.30	$22,676

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,584	$1,951	$5,021	$3,517
Performance-based Restricted Stock Units	966	748	1,622	1,265
ESPP	30	27	59	53
Total share-based compensation expense	$3,580	$2,726	$6,702	$4,835

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of products revenues	$150	$118	$291	$220
Cost of services revenues	328	158	627	256
Research and development expenses	409	359	930	653
Marketing and selling expenses	617	581	1,219	1,022
General and administrative expenses	2,076	1,510	3,635	2,684
Total share-based compensation expense	$3,580	$2,726	$6,702	$4,835

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of June 30, 2021, we had approximately 346,000 paid subscriptions. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have mostly been sold to creative professionals, although in the third quarter of 2020 we introduced subscription offerings for our enterprise software solutions. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

A summary of our revenue sources for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscriptions	$21,508	$16,427	$46,376	$30,385
Maintenance	30,443	30,570	60,295	62,364
Subscriptions and Maintenance	51,951	46,997	106,671	92,749
Perpetual Licenses	5,860	6,820	12,918	12,192
Software Licenses and Maintenance	57,811	53,817	119,589	104,941
Integrated solutions	31,318	20,815	57,527	50,154
Professional services & training	5,747	4,649	12,124	10,639
Total revenue	$94,876	$79,281	$189,240	$165,734

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

Our results for the first half of 2021 reflect a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the US. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we saw in the first half of 2021, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows. For further discussion of these issues, see “Liquidity and Capital Resources” below.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Product	39.2%	34.9%	37.2%	37.6%
Services	60.8%	65.1%	62.8%	62.4%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.6%	35.0%	35.8%	36.8%
Gross margin	63.4%	65.0%	64.2%	63.2%
Operating expenses:
Research and development	17.0%	16.5%	16.7%	17.2%
Marketing and selling	22.5%	24.8%	22.2%	27.1%
General and administrative	14.5%	13.4%	14.4%	14.1%
Restructuring costs, net	—%	0.2%	0.6%	0.2%
Total operating expenses	54.0%	54.9%	53.9%	58.6%
Operating income	9.4%	10.1%	10.3%	4.6%
Interest and other expense, net	(1.7)%	(6.9)%	(3.9)%	(6.5)%
Income (loss) before income taxes	7.7%	3.2%	6.4%	(1.9)%
Provision for income taxes	0.4%	0.9%	0.4%	0.5%
Net income (loss)	7.3%	2.3%	6.0%	(2.4)%

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

Net Revenues for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Products and solutions	$37,178	$9,543	34.5%	$27,635
Services	57,698	6,052	11.7%	51,646
Total net revenues	$94,876	$15,595	19.7%	$79,281

Net Revenues for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Products and solutions	$70,445	$8,099	13.0%	$62,346
Services	118,795	15,407	14.9%	103,388
Total net revenues	$189,240	$23,506	14.2%	$165,734

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	44%	41%	43%	42%
Other Americas	5%	7%	5%	7%
Europe, Middle East and Africa	36%	36%	37%	37%
Asia-Pacific	15%	15%	15%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues increased $9.5 million, or 34.5%, for the three months ended June 30, 2021, and increased $8.1 million, or 13.0%, for the six months ended June 30, 2021, compared to the same period in 2020. The increase for the three and six months ended June 30, 2021 was primarily due to higher sales as a result of the economy recovering from the COVID-19 pandemic, which negatively impacted products and solutions revenues in 2020 for the reasons discussed above under “Executive Overview – Impact of COVID-19 on Our Business.”

Services Revenues

Services revenues are derived primarily from maintenance contracts, subscription services, and professional services and training. Services revenues increased $6.1 million, or 11.7%, for the three months ended June 30, 2021, and increased $15.4 million, or 14.9% for the six months ended June 30, 2021 compared to the same periods in 2020. The increase for the three and six months ended June 30, 2021 was primarily due to increased subscription services and professional services as a result of the economy recovering from the COVID-19 pandemic, which negatively impacted products and solutions revenues in 2020 for the reasons discussed above under “Executive Overview – Impact of COVID-19 on Our Business.”

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Products	$20,083	$3,129	18.5%	$16,954
Services	14,655	3,890	36.1%	10,765
Total cost of revenues	$34,738	$7,019	25.3%	$27,719

Gross profit	$60,138	$8,576	16.6%	$51,562

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Products	$39,576	$1,660	4.4%	$37,916
Services	28,110	5,005	21.7%	23,105
Total cost of revenues	$67,686	$6,665	10.9%	$61,021

Gross profit	$121,554	$16,841	16.1%	$104,713

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

Our gross margin percentage for the six months ended June 30, 2021 increased to 64.2% from 63.2% and for the three months ended June 30, 2021 decreased from 65.0% to 63.4%, compared to the same periods in 2020. This fluctuation was primarily due to increased products revenue as a result of higher volumes, offset by the introduction of lower margin subscription products during the second quarter of the year.

Gross Margin % for the Three Months Ended June 30, 2021 and 2020
	2021 Gross Margin %	Change	2020 Gross Margin %
Products	46.0%	7.3%	38.7%
Services	74.6%	(4.6)%	79.2%
Total	63.4%	(1.6)%	65.0%

Gross Margin % for the Six Months Ended June 30, 2021 and 2020
	2021 Gross Margin %	Change	2020 Gross Margin %
Products	43.8%	4.6%	39.2%
Services	76.3%	(1.4)%	77.7%
Total	64.2%	1.0%	63.2%
Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development	$16,093	$3,025	23.1%	$13,068
Marketing and selling	21,354	1,664	8.5%	19,690
General and administrative	13,678	3,074	29.0%	10,604
Restructuring costs, net	15	(125)	(89.3)%	140
Total operating expenses	$51,140	$7,638	17.6%	$43,502

Operating income	$8,998	$938	11.6%	$8,060

Operating Expenses and Operating Income for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development	$31,510	$3,017	10.6%	$28,493
Marketing and selling	42,098	(2,881)	(6.4)%	44,979
General and administrative	27,313	3,965	17.0%	23,348
Restructuring costs, net	1,089	804	282.1%	285
Total operating expenses	$102,010	$4,905	5.1%	$97,105

Operating income	$19,544	$11,936	156.9%	$7,608

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses increased $3.0 million, or 23.1%, for the three months ended June 30, 2021 and $3.0 million, or 10.6%, for the six months ended June 30, 2021, compared to the same period in 2020. The tables below provide further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	1,977	25.5%
Facilities and information technology	486	18.8%
Consulting and outside services	408	18.7%
Other	154	28.2%
Total R&D expenses decrease	$3,025	23.1%

Change in R&D Expenses for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	1,969	11.3%
Facilities and information technology	606	11.2%
Consulting and outside services	(109)	(2.2)%
Other	551	65.6%
Total R&D expenses decrease	$3,017	10.6%

The increase in facilities and information technology expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, were primarily due to the investment in our information technology infrastructure, partially offset by a reduction in our facilities related spending. The increase in consulting and outside services for the three months ended June 30, 2021, compared to the same period in 2020, was primarily the result of R&D external contractor costs utilized for the production of our customer funded development projects which increased in volume this quarter. Those projects were not as utilized in 2020 due to the COVID-19 pandemic, which offset the increase this quarter and resulted in the decrease in consulting and outside services for the six months ended June 30, 2021. The increase in personnel-related expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily the result of the wind-down of our employee furlough program, which was implemented in the second quarter of 2020 to reduce costs in response to COVID-19.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses increased $1.7 million, or 8.5%, for the three months ended June 30, 2021, and decreased by $2.9 million, or 6.4%, for the six months ended June 30, 2021, compared to the same periods in 2020. The tables below provide further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	2,915	21.9%
Advertising and promotions	582	228.6%
Facilities and information technology	(790)	(19.9)%
Foreign exchange (gains) and losses	(203)	(42.8)%
Other	(840)	(50.7)%
Total marketing and selling expenses decrease	$1,664	8.5%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	2,192	7.3%
Facilities and information technology	(1,423)	(17.8)%
Advertising and promotions	363	38.0%
Foreign exchange (gains) and losses	(738)	(77.9)%
Consulting and outside services	(1,727)	(57.6)%
Other	(1,548)	(78.1)%
Total marketing and selling expenses increase	$(2,881)	(6.4)%

The increase in personnel-related expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily due to an increase in salary expense as a result of a reduction in work force and reduced travel expenses in the 2020 periods as a result of the COVID-19 pandemic. The increase in advertising and promotions expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, were primarily the result of resuming our programs that were ended in 2020 in response to COVID-19. The decrease in consulting and outside services for the six months ended June 30, 2021 was due to the cancellation of certain trade shows and internal meetings in 2021, which still took place during Q1 2020 before the COVID-19 pandemic began. The decrease in facilities and information technology and other for the three and six months ended June 30, 2021 was primarily the result of a one-time bad debt expense in 2020 and a decrease in our facilities related costs as we continue to decrease our footprint. The decrease in foreign exchange translations for the three and six months ended June 30, 2021, compared to the same periods in 2020, was due to more foreign exchange gains from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses increased $3.1 million, or 29.0%, for the three months ended June 30, 2021, and increased $4.0 million, or 17.0%, for the six months ended June 30, 2021, compared to the same period in 2020. The tables below provide further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Decrease From 2020
	$	%
Personnel-related	1,655	30.2%
Consulting and outside services	1,568	82.3%
Other	(149)	(4.6)%
Total G&A expenses increase	$3,074	29.0%

Change in G&A Expenses for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021 Decrease From 2020
	$	%
Personnel-related	2,710	24.2%
Consulting and outside services	1,499	25.7%
Other	(244)	(3.9)%
Total G&A expenses decrease	$3,965	17.0%

The increase in personnel-related expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily due to increase in salary expense as a result of a reduction in work force and reduced travel expenses in the prior year as a result of the COVID-19 pandemic. The increase in consulting and outside services and other for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily a result of resuming our programs that were previously paused in response to COVID-19.
Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
		$	%
Provision for income taxes	$359	$(358)	49.9%	$717

Provision for Income Taxes for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
		$	%
Provision for income taxes	$841	$2	0.2%	$839

The changes in the tax provision for the three month and six-month periods ended June 30, 2021 compared to the same periods in 2020 were driven primarily by changes in the jurisdictional mix of earnings. No provision or benefit was provided in the United States due to a full valuation on its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $53.3 million as of June 30, 2021, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

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

As discussed above, while the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations may be affected and uneven by these developments for at least the balance of 2021. To address actual and expected reductions in net revenues, we have continued to keep our discretionary spending low. We may be required to take additional remedial steps, depending on the duration and severity of the pandemic and its impact on our operations, which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, (iv) disposing of certain assets or businesses, or (v) seeking additional funding under various programs implemented by the U.S. government in response to the COVID-19 pandemic. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the covenants and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

On May 11, 2020, we received $7.8 million of proceeds in connection with our incurrence of a loan under the PPP. The loan has a fixed interest rate of 1% and matures on May 11, 2022. Interest payments are deferred until a forgiveness decision is returned by the SBA. Pursuant to the CARES Act and implementing rules and regulations, we applied to the SBA for the full amount of the PPP loan to be forgiven. On July 6, 2021, the Company received notification from the Lender that the SBA approved the

Company’s PPP loan forgiveness application for the entire PPP loan balance of $7.8 million plus all accrued interest . The forgiveness of the PPP loan will be recognized during the Company’s third quarter ending September 30, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$18,898	$(9,112)
Net cash used in investing activities	(2,275)	(3,212)
Net cash used in financing activities	(43,242)	(1,533)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	56	682
Net decrease in cash, cash equivalents and restricted cash	$(26,563)	$(13,175)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $18.9 million for the six months ended June 30, 2021. The increase in cash provided by operations compared to the six months ended June 30, 2020 was primarily due to an increase in revenue and a change in working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash flows used in investing activities reflected $2.3 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash flows used in financing activities were primarily the result of our refinancing activity and our common stock repurchases for tax withholdings for net settlement of equity awards.

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

We recorded a $0.2 million net foreign exchange loss and a $0.5 million net foreign exchange loss for the six months ended June 30, 2021 and 2020, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2021 would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

On January 5, 2021, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as collateral and administrative agent, and a syndicate of banks, as lenders thereunder. Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with the Term Loan and the Credit Facility. Under the Credit Agreement, interest accrues on outstanding borrowings at a rate of the Adjusted LIBO Rate, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement), at the option of the Company, plus a spread of 2.00% to 3.25% for Adjusted LIBO Rate and Adjusted EURIBO Rate loans, with a 0.25% LIBOR floor, and 1.00% to 2.25% for Alternate Base Rate loans, in each case depending on our leverage ratio. As of June 30, 2021, we have $176 million outstanding under the Term Loan. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of June 30, 2021, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 7 “Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements under Part 1, Item 1 of this Form 10-Q regarding our legal proceedings.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 3, 2021	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer