Form 10-Q
period 2021-09-30
AVID TECHNOLOGY, INC.
filed 2021-11-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 5, 2021, was 45,021,985.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Forward-looking statements may involve subjects relating to, among others, the following:

•the effects that the COVID-19 pandemic, including variants, and its related consequences may have on the national and global economy and on our business and operations, revenues, cash flows and profitability, and capital resources;

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

•our ability to successfully consummate acquisitions, and investment transactions and to successfully integrate acquired businesses;

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

•estimated asset and liability values;

•our ability to protect and enforce our intellectual property rights; and

•the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of the COVID-19 pandemic

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Products	$36,850	$35,775	$107,295	$98,121
Services	64,790	54,656	183,585	158,044
Total net revenues	101,640	90,431	290,880	256,165

Cost of revenues:
Products	20,468	20,957	60,044	58,873
Services	15,269	11,217	43,379	34,322
Total cost of revenues	35,737	32,174	103,423	93,195
Gross profit	65,903	58,257	187,457	162,970

Operating expenses:
Research and development	17,129	13,623	48,639	42,116
Marketing and selling	24,413	19,998	66,511	64,977
General and administrative	14,901	10,796	42,214	34,144
Restructuring costs, net	(88)	723	1,001	1,008
Total operating expenses	56,355	45,140	158,365	142,245

Operating income	9,548	13,117	29,092	20,725

Interest expense, net	(1,646)	(4,566)	(5,547)	(15,437)
Other income, net	7,864	143	4,459	233
Income before income taxes	15,766	8,694	28,004	5,521
Provision for income taxes	991	707	1,832	1,546
Net income	$14,775	$7,987	$26,172	$3,975

Net income per common share – basic	$0.32	$0.18	$0.58	$0.09
Net income per common share – diluted	$0.32	$0.18	$0.56	$0.09

Weighted-average common shares outstanding – basic	45,564	44,019	45,115	43,665
Weighted-average common shares outstanding – diluted	46,428	44,758	46,449	44,498
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$14,775	$7,987	$26,172	$3,975

Other comprehensive (loss) income:
Foreign currency translation adjustments	(738)	995	(1,980)	1,114

Comprehensive income	$14,037	$8,982	$24,192	$5,089
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$50,485	$79,899
Restricted cash	1,422	1,422
Accounts receivable, net of allowances of $1,422 and $1,478 at September 30, 2021 and December 31, 2020, respectively	58,125	78,614
Inventories	22,215	26,568
Prepaid expenses	6,766	6,044
Contract assets	22,612	18,579
Other current assets	2,335	2,366
Total current assets	163,960	213,492
Property and equipment, net	15,211	16,814
Goodwill	32,643	32,643
Right of use assets	25,202	29,430
Deferred tax assets, net	5,413	6,801
Other long-term assets	6,462	5,958
Total assets	$248,891	$305,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,413	$21,823
Accrued compensation and benefits	26,320	29,105
Accrued expenses and other current liabilities	34,511	42,264
Income taxes payable	1,447	1,664
Short-term debt	9,159	4,941
Deferred revenue	76,658	87,974
Total current liabilities	170,508	187,771
Long-term debt	162,990	202,759
Long-term deferred revenue	10,109	11,284
Long-term lease liabilities	24,466	28,462
Other long-term liabilities	7,249	7,786
Total liabilities	375,322	438,062

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 45,693 shares at September 30, 2021 and 44,420 shares at December 31, 2020; outstanding: 45,281 shares at September 30, 2021 and 44,420 shares at December 31, 2020	454	442
Treasury stock	(11,169)	—
Additional paid-in capital	1,030,116	1,036,658
Accumulated deficit	(1,142,175)	(1,168,347)
Accumulated other comprehensive loss	(3,657)	(1,677)
Total stockholders’ deficit	(126,431)	(132,924)
Total liabilities and stockholders’ deficit	$248,891	$305,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Nine Months Ended September 30, 2021
	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	—	442	1,036,658	(1,168,347)	—	(1,677)	(132,924)

Stock issued pursuant to employee stock plans	592	—	6	(7,712)	—	—	—	(7,706)

Stock-based compensation	—	—	—	3,122	—	—	—	3,122

Net income	—	—	—	—	4,391	—	—	4,391

Other comprehensive loss	—	—	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	—	448	1,032,068	(1,163,956)	—	(3,134)	(134,574)

Stock issued pursuant to employee stock plans	513	—	4	(5,973)	—	—	—	(5,969)

Stock-based compensation	—	—	—	3,580	—	—	—	3,580

Net income	—	—	—	—	7,006	—	—	7,006

Other comprehensive income	—	—	—	—	—	—	215	215

Balances at June 30, 2021	45,525	—	452	1,029,675	(1,156,950)	—	(2,919)	(129,742)

Stock issued pursuant to employee stock plans	168	—	2	(3,073)	—	—	—	(3,071)

Repurchase of common stock	—	(412)	—	—	—	(11,169)	—	(11,169)

Stock-based compensation	—	—	—	3,514	—	—	—	3,514

Net income	—	—	—	—	14,775	—	—	14,775

Other comprehensive loss	—	—	—	—	—	—	(738)	(738)

Balances at September 30, 2021	45,693	(412)	454	1,030,116	(1,142,175)	(11,169)	(3,657)	(126,431)

Nine Months Ended September 30, 2020
	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2020	43,150	—	430	1,027,824	(1,179,409)	—	(3,930)	(155,085)

Stock issued pursuant to employee stock plans	398	—	4	(1,818)	—	—	—	(1,814)

Stock-based compensation	—	—	—	2,109	—	—	—	2,109

Net loss	—	—	—	—	(5,857)	—	—	(5,857)

Other comprehensive loss	—	—	—	—	—	—	(815)	(815)

Balances at March 31, 2020	43,548	—	434	1,028,115	(1,185,266)	—	(4,745)	(161,462)

Stock issued pursuant to employee stock plans	368	—	3	(538)	—	—	—	(535)

Stock-based compensation	—	—	—	2,726	—	—	—	2,726

Net income	—	—	—	—	1,845	—	—	1,845

Other comprehensive income	—	—	—	—	—	—	934	934

Balances at June 30, 2020	43,916	—	437	1,030,303	(1,183,421)	—	(3,811)	(156,492)

Stock issued pursuant to employee stock plans	207	—	2	(1)	—	—	—	1

Stock-based compensation	—	—	—	3,297	—	—	—	3,297

Net income	—	—	—	—	7,987	—	—	7,987

Other comprehensive income	—	—	—	—	—	—	995	995

Balances at September 30, 2020	44,123	—	439	1,033,599	(1,175,434)	—	(2,816)	(144,212)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$26,172	$3,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,323	6,317
Allowance for doubtful accounts	401	1,349
Stock-based compensation expense	10,216	8,132
Non-cash provision for restructuring	841	653
Non-cash interest expense	386	3,408
Loss on extinguishment of debt	2,579	—
Gain on forgiveness of PPP loan	(7,800)	—
Unrealized foreign currency transaction (gains) losses	(1,400)	219
Benefit from deferred taxes	1,388	997
Changes in operating assets and liabilities:
Accounts receivable	20,089	12,741
Inventories	4,353	788
Prepaid expenses and other assets	(1,343)	1,390
Accounts payable	590	(26,440)
Accrued expenses, compensation and benefits and other liabilities	(10,635)	7,752
Income taxes payable	(217)	81
Deferred revenue and contract assets	(16,525)	(12,519)
Net cash provided by operating activities	35,418	8,843

Cash flows from investing activities:
Purchases of property and equipment	(4,750)	(5,619)
Net cash used in investing activities	(4,750)	(5,619)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	22,000
Repayment on revolving line of credit	—	(22,000)
Proceeds from long-term debt	180,000	7,800
Repayment of debt	(208,142)	(1,474)
Payments for repurchase of common stock	(10,526)	—
Payments for repurchase of outstanding notes	—	(28,867)
Proceeds from the issuance of common stock under employee stock plans	363	252
Common stock repurchases for tax withholdings for net settlement of equity awards	(17,108)	(2,610)
Unwind capped call cash receipt	—	875
Prepayment penalty on extinguishment of debt	(1,169)	—
Payments for credit facility issuance costs	(2,574)	(289)
Net cash used in financing activities	(59,156)	(24,313)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(927)	1,394
Net decrease in cash, cash equivalents and restricted cash	(29,415)	(19,695)
Cash, cash equivalents and restricted cash at beginning of period	83,638	72,575
Cash, cash equivalents and restricted cash at end of period	54,223	52,880
Supplemental information:
Cash and cash equivalents	$50,485	$49,142
Restricted cash	$1,422	$1,664
Restricted cash included in other long-term assets	$2,316	$2,074
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,223	$52,880

Cash paid (refunded) for income taxes	$706	$(659)
Cash paid for interest	$6,354	$13,579
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income, financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated results of operations for the three or nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

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

Through 2021, our results have shown a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain countries continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we have seen so far in 2021, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Options	—	390
Non-vested restricted stock units	930	3,220
Anti-dilutive potential common shares	930	3,610

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three and nine months ended September 30, 2021:

	Three months ended		Nine month ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted common shares outstanding - basic	45,564	44,019	45,115	43,665
Net effect of common stock equivalents	864	739	1,334	833
Weighted common shares outstanding - diluted	46,428	44,758	46,449	44,498

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2021 and December 31, 2020, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$372	$99	$273	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$522	$282	$240	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$6,710	$8,223
Work in process	304	353
Finished goods	15,201	17,992
Total	$22,215	$26,568

As of September 30, 2021 and December 31, 2020, finished goods inventory included $1.6 million and $1.2 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of September 30, 2021, the weighted average incremental borrowing rate was 6.0% and the weighted average remaining lease term was 6.0 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of September 30, 2021, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 2.0 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.7 million and $2.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $5.4 million and $7.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Related cash payments were $1.9 million and $2.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and were $5.8 million and $6.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Short term lease costs were $0.4 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. Short term lease costs for the three and nine months ended September 30, 2020 were immaterial. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding nine months ended September 30, 2021)	$1,847	$167
2022	6,549	255
2023	5,613	226
2024	4,942	—
2025	5,031	—
Thereafter	11,695	—
Total future minimum lease payments	$35,677	$648
Less effects of discounting	(6,004)	(13)
Total lease liabilities	$29,673	$635

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	September 30, 2021
Right of use assets	$25,202

Accrued expenses and other current liabilities	(5,207)
Long-term lease liabilities	(24,466)
Total lease liabilities	$(29,673)

Finance Leases	September 30, 2021
Other assets	$490

Accrued expenses and other current liabilities	(246)
Other long-term liabilities	(389)
Total lease liabilities	$(635)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred compensation	$5,407	$5,818
Finance lease liabilities	389	472
Other long-term liabilities	1,453	1,496
Total	$7,249	$7,786

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $9.2 million of products and services pursuant to this agreement as of September 30, 2021.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2021, be eligible to draw against the letters of credit to a maximum of $0.7 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default under the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts for the Burlington leases be reduced to below $0.7 million in the aggregate throughout the lease periods.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of September 30, 2021.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former executive’s employment agreement. On April 16, 2019, we received an additional notice again alleging we breached the former executive’s employment agreement. We have since been in communications with our former Chairman and Chief Executive Officer’s counsel. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At September 30, 2021 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Accrual balance at beginning of period	$1,095	$1,337
Accruals for product warranties	988	1,030
Costs of warranty claims	(900)	(1,003)
Accrual balance at end of period	$1,183	$1,364

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

During the three months ended September 30, 2021, we recorded recoveries of $0.1 million due to employee severance cost adjustments. During the nine months ended September 30, 2021, we recorded restructuring charges of $1.0 million for employee severance costs related to approximately 24 positions eliminated throughout 2021.

During the three months and nine months ended September 30, 2020, we recorded restructuring charges of $0.7 million and $1.0 million, respectively, for employee severance costs.

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2021 (in thousands):

Employee
Accrual balance as of December 31, 2020	$3,687
Restructuring charges and revisions	838
Cash payments	(3,778)
Foreign exchange impact on ending balance	(24)
Accrual balance as of September 30, 2021	$723

The employee restructuring accrual at September 30, 2021 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2021.

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Products and solutions net revenues	$36,850	$35,775	$107,295	$98,121
Subscription services	28,008	17,907	74,384	48,292
Maintenance	30,702	30,826	90,997	93,190
Professional services, training and other services	6,080	5,923	18,204	16,562
Total net revenues	$101,640	$90,431	$290,880	$256,165

The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$45,026	$36,190	$126,084	$105,166
Other Americas	5,222	4,505	15,030	15,841
Europe, Middle East and Africa	38,782	37,537	109,400	99,478
Asia-Pacific	12,610	12,199	40,366	35,680
Total net revenues	$101,640	$90,431	$290,880	$256,165

Contract Asset

Contract asset activity for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	September 30, 2021	September 30, 2020
Contract asset at beginning of year	$18,579	$19,494
Revenue in excess of billings	43,757	22,045
Customer billings	(39,724)	(26,263)
Contract asset at end of period	$22,612	$15,276

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	September 30, 2021	September 30, 2020
Deferred revenue at beginning of period	$99,258	$97,901
Billings deferred	56,846	47,723
Recognition of prior deferred revenue	(69,337)	(64,460)
Deferred revenue at end of period	$86,767	$81,164

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

September 30, 2021
Product	$4,364
Subscription	7,380
Maintenance contracts	66,676
Implied PCS	6,400
Professional services, training and other	1,947
Deferred revenue at September 30, 2021	$86,767

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $6.4 million attributable to Implied PCS recorded in deferred revenue as of September 30, 2021. We expect to recognize revenue for these remaining performance obligations of $0.7 million for the remainder of 2021 and $2.2 million, $1.5 million, $1.0 million and $0.6 million for the years ending December 31, 2022, 2023, 2024, and 2025, respectively, and $0.4 million thereafter.

As of September 30, 2021, we had approximately $40.7 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $32.0 million of these performance obligations were unbilled as of September 30, 2021. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $40.7 million in roughly equal installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term Loan, net of unamortized issuance costs and debt discount of $2,188 and $2,579 at September 30, 2021 and December 31, 2020, respectively	$171,062	$198,629
PPP loan	—	7,800
Other long-term debt	1,087	1,271
Total debt	$172,149	$207,700
Less: current portion	9,159	4,941
Total long-term debt	$162,990	$202,759

The following table summarizes the contractual maturities of our borrowing obligations as of September 30, 2021 (in thousands):

Fiscal Year	Credit Agreement	Other Long-Term Debt	Total
2021	$2,250	39	$2,289
2022	9,000	162	9,162
2023	13,500	174	13,674
2024	18,000	186	18,186
2025	18,000	200	18,200
Thereafter	112,500	326	112,826
Total before unamortized discount	173,250	1,087	174,337
Less: unamortized discount and issuance costs	2,188	—	2,188
Less: current portion of long-term debt	9,000	159	9,159
Total long-term debt	$162,062	$928	$162,990

Credit Agreement

On January 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as collateral and administrative agent, and a syndicate of banks, as lenders thereunder (the “Lenders”). Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $70.0 million in borrowings outstanding at any time. The Credit Facility, which was undrawn at closing, can be used for working capital, other general corporate purposes and for other permitted uses. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings of $201 million under the Company’s prior financing agreement with Cerberus Business Finance, LLC ( the “Financing Agreement”), which was then terminated. As a result of this termination, the Company incurred a loss on extinguishment of debt of $3.7 million as a result of writing off $2.6 million of remaining unamortized issuance costs as well as a $1.1 million prepayment penalty.

The Term Loan has an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin on the Term Loan and the Credit Facility ranges from 2.00% to 3.25%, depending on leverage. The effective interest rate for the three months ended September 30, 2021 was 2.86%.

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

The Credit Agreement contains two financial covenants: (i) a requirement to maintain a total net leverage ratio, as defined in the Credit Agreement, of no more than 4.00 to 1.00 through June 30, 2021, with step downs thereafter, and (ii) a requirement to maintain a fixed charge coverage ratio, as defined in the Credit Agreement, of no less than 1.20 to 1.00. Both the Term Loan and the revolving Credit Facility mature on January 5, 2026. We were in compliance with the Credit Agreement covenants as of September 30, 2021.

In connection with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan discount and issuance costs will be amortized over the five year life of the Credit Agreement. We recorded $1.3 million and $4.1 million of interest expense on the Term Loan for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there were no amounts drawn under the Credit Facility.

PPP Loan

On May 11, 2020, the Company received $7.8 million of proceeds in connection with its incurrence of a loan under the Paycheck Protection Program (“PPP”) which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The application for these funds required the Company to, in good faith, certify that the economic uncertainty at the time of application made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its then-current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. On July 6, 2021, the Company received notification from the Lender that the SBA approved the Company’s PPP loan forgiveness application for the entire PPP loan balance of $7.8 million plus all accrued interest. The Company recorded the forgiveness of $7.8 million of principal as a gain on forgiveness of debt, included in the Statements of Operations as other income.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s option shares granted under all of our stock incentive plans for the nine months ended September 30, 2021 was as follows:

	Total Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	246,000	$7.48
Granted	—	—
Exercised	(246,000)	7.48
Forfeited or canceled	—	—
Options outstanding at September 30, 2021	—	—	—	—

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2021 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	2,114,879	$7.01			—
Granted	452,759	28.99			—
Vested	(1,269,341)	6.76			(414,070)
Forfeited	(41,123)	9.25			—
Outstanding at September 30, 2021	1,257,174	$15.09	0.92	$36,345

Information with respect to the Company’s non-vested performance-based restricted stock units for the nine months ended September 30, 2021 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2021	653,428	$6.74			—
Granted	397,048	15.07			—
Vested	(471,112)	5.81			(196,703)
Forfeited	—	—			—
Non-vested at September 30, 2021	579,364	$13.20	1.04	$16,749

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,507	$2,515	$7,528	$6,032
Performance-based Restricted Stock Units	977	756	2,599	2,021
ESPP	30	26	89	79
Total share-based compensation expense	$3,514	$3,297	$10,216	$8,132
`

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products revenues	$132	$150	$423	$370
Cost of services revenues	311	283	938	539
Research and development expenses	340	546	1,270	1,199
Marketing and selling expenses	639	739	1,858	1,761
General and administrative expenses	2,092	1,579	5,727	4,263
Total share-based compensation expense	$3,514	$3,297	$10,216	$8,132

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of September 30, 2021, approximately $103.8 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended September 30, 2021, the Company repurchased 412,175 shares of its common stock for $11.2 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of September 30, 2021, we had approximately 389,000 paid subscriptions. Starting in the third quarter of 2021, subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have mostly been sold to creative professionals, although in the third quarter of 2020 we introduced subscription offerings for our enterprise software solutions. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

During the third quarter of 2021, Avid began implementing a Digital Transformation which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. Over the next four years, we plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriptions	$28,008	$17,907	$74,384	$48,292
Maintenance	30,702	30,826	90,997	93,190
Subscriptions and Maintenance	58,710	48,733	165,381	141,482
Perpetual Licenses	5,678	8,972	18,596	21,165
Software Licenses and Maintenance	64,388	57,705	183,977	162,647
Integrated solutions	31,172	26,803	88,699	76,956
Professional services & training	6,080	5,923	18,204	16,562
Total revenue	$101,640	$90,431	$290,880	$256,165

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

Our results for the first nine months of 2021 reflect a gradual recovery towards pre-pandemic spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the US. At the same time, certain countries continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we have seen so far in 2021, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. We may be required to take additional steps to preserve our liquidity depending on the duration and severity of the pandemic and its impact on our operations and cash flows. For further discussion of these issues, see “Liquidity and Capital Resources” below.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Product	36.3%	39.6%	36.9%	38.3%
Services	63.7%	60.4%	63.1%	61.7%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.2%	35.6%	35.6%	36.4%
Gross margin	64.8%	64.4%	64.4%	63.6%
Operating expenses:
Research and development	16.9%	15.1%	16.7%	16.4%
Marketing and selling	24.0%	22.1%	22.9%	25.4%
General and administrative	14.7%	11.9%	14.5%	13.3%
Restructuring costs, net	(0.1)%	0.8%	0.3%	0.4%
Total operating expenses	55.4%	49.9%	54.4%	55.5%
Operating income	9.4%	14.5%	10.0%	8.1%
Interest expense, net	(1.6)%	(5.0)%	(1.9)%	(6.0)%
Other income, net	7.7%	0.1%	1.5%	0.1%
Income before income taxes	15.5%	9.6%	9.6%	2.2%
Provision for income taxes	1.0%	0.8%	0.6%	0.6%
Net income	14.5%	8.8%	9.0%	1.6%

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

Net Revenues for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Products and solutions	$36,850	$1,075	3.0%	$35,775
Services	64,790	10,134	18.5%	54,656
Total net revenues	$101,640	$11,209	12.4%	$90,431

Net Revenues for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Products and solutions	$107,295	$9,174	9.3%	$98,121
Services	183,585	25,541	16.2%	158,044
Total net revenues	$290,880	$34,715	13.6%	$256,165

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	44%	40%	43%	41%
Other Americas	5%	5%	5%	6%
Europe, Middle East and Africa	38%	42%	38%	39%
Asia-Pacific	13%	13%	14%	14%

Products and Solutions Revenues

Our products and solutions revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems. Products and solutions revenues increased $1.1 million, or 3.0%, for the three months ended September 30, 2021, and increased $9.2 million, or 9.3%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The increase for the three and nine months ended September 30, 2021 was primarily due to higher sales as a result of the economy recovering from the COVID-19 pandemic, which negatively impacted products and solutions revenues in 2020 for the reasons discussed above under “Executive Overview – Impact of COVID-19 on Our Business.”

Services Revenues

Services revenues are derived primarily from maintenance contracts, subscription services, and professional services and training. Services revenues increased $10.1 million, or 18.5%, for the three months ended September 30, 2021, and increased $25.5 million, or 16.2% for the nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three and nine months ended September 30, 2021 was primarily due to increased subscription services and professional services as a result of the economy recovering from the COVID-19 pandemic, which negatively impacted products and solutions revenues in 2020 for the reasons discussed above under “Executive Overview – Impact of COVID-19 on Our Business.”

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Products	$20,468	$(489)	(2.3)%	$20,957
Services	15,269	4,052	36.1%	11,217
Total cost of revenues	$35,737	$3,563	11.1%	$32,174

Gross profit	$65,903	$7,646	13.1%	$58,257

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Products	$60,044	$1,171	2.0%	$58,873
Services	43,379	9,057	26.4%	34,322
Total cost of revenues	$103,423	$10,228	11.0%	$93,195

Gross profit	$187,457	$24,487	15.0%	$162,970

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

Our gross margin percentage for the three months ended September 30, 2021 increased to 64.8% from 64.4% and for the nine months ended September 30, 2021 increased to 64.4% from 63.6%, compared to the same periods in 2020. These increases were primarily due to increased products and subscription revenue as a result of higher volumes, slightly offset by the increase in our stock based compensation expense and reduction in professional services revenue while maintaining the same cost structure.

Gross Margin % for the Three Months Ended September 30, 2021 and 2020
	2021 Gross Margin %	Change	2020 Gross Margin %
Products	44.5%	3.1%	41.4%
Services	76.4%	(3.1)%	79.5%
Total	64.8%	0.4%	64.4%

Gross Margin % for the Nine Months Ended September 30, 2021 and 2020
	2021 Gross Margin %	Change	2020 Gross Margin %
Products	44.0%	4.0%	40.0%
Services	76.4%	(1.9)%	78.3%
Total	64.4%	0.8%	63.6%
Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development	$17,129	$3,506	25.7%	$13,623
Marketing and selling	24,413	4,415	22.1%	19,998
General and administrative	14,901	4,105	38.0%	10,796
Restructuring costs, net	(88)	(811)	(112.2)%	723
Total operating expenses	$56,355	$11,215	24.8%	$45,140

Operating income	$9,548	$(3,569)	(27.2)%	$13,117

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development	$48,639	$6,523	15.5%	$42,116
Marketing and selling	66,511	1,534	2.4%	64,977
General and administrative	42,214	8,070	23.6%	34,144
Restructuring costs, net	1,001	(7)	(0.7)%	1,008
Total operating expenses	$158,365	$16,120	11.3%	$142,245

Operating income	$29,092	$8,367	40.4%	$20,725

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses increased $3.5 million, or 25.7%, for the three months ended September 30, 2021 and $6.5 million, or 15.5%, for the nine months ended

September 30, 2021, compared to the same periods in 2020. The tables below provide further details regarding the changes in components of R&D expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase From 2020
	$	%
Personnel-related	1,615	18.4%
Facilities and information technology	878	35.7%
Consulting and outside services	645	32.3%
Other	368	92.4%
Total R&D expenses decrease	$3,506	25.7%

Change in R&D Expenses for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase From 2020
	$	%
Personnel-related	3,585	13.7%
Facilities and information technology	1,484	18.9%
Consulting and outside services	536	7.8%
Computer hardware	480	55.4%
Other	438	124.5%
Total R&D expenses decrease	$6,523	15.5%

The increase in facilities and information technology expenses and personnel-related expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily the result of the wind-down of our employee furlough program, which was implemented in the second and third quarters of 2020 to reduce costs in response to COVID-19. The increase in consulting and outside services for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily the result of increased use if external contractors utilized for research and development efforts. The increase in computer hardware and other expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily the result of increased hardware purchases to aid in the testing of our new product developments and prototypes.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, web design costs, and facilities costs. Marketing and selling expenses increased $4.4 million, or 22.1%, for the three months ended September 30, 2021, and increased $1.5 million, or 2.4%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The tables below provide further details regarding the changes in components of marketing and selling expenses.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase From 2020
	$	%
Personnel-related	2,120	14.1%
Advertising and promotions	819	633.8%
Consulting and outside services	908	117.6%
Foreign exchange (gains) and losses	534	769.2%
Other	34	0.1%
Total marketing and selling expenses decrease	$4,415	22.1%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	4,481	10.0%
Facilities and information technology	(1,556)	(13.5)%
Advertising and promotions	1,182	108.8%
Foreign exchange (gains) and losses	(204)	(20.1)%
Consulting and outside services	(794)	(21.2)%
Other	(1,575)	(59.1)%
Total marketing and selling expenses increase	$1,534	2.4%

The increase in personnel-related expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily due to an increase in salary expense as a result of the furlough program and reduced travel expenses in the 2020 periods in response to the COVID-19 pandemic. The increase in advertising and promotions expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, were primarily the result of resuming our programs that were paused in 2020 in response to COVID-19. The increase in consulting and outside services for the three months ended September 30, 2021 are primarily due to an increased used of in external contractors to provide marketing and promotional support as well as assist in our digital transformation initiative. The decrease in consulting and outside services for the nine months ended September 30, 2021 was due to the cancellation of certain trade shows and internal meetings in 2021, which still took place during Q1 2020 before the COVID-19 pandemic began. The decrease in facilities and information technology and other for the nine months ended September 30, 2021 was primarily the result of a one-time bad debt expense in 2020 and a decrease in our facilities related costs as we continue to decrease our footprint. The change in foreign exchange translations for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel, audit, legal and strategic consulting fees, and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. G&A expenses increased $4.1 million, or 38.0%, for the three months ended September 30, 2021, and increased $8.1 million, or 23.6%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The tables below provide further details regarding the changes in components of G&A expenses.

Change in G&A Expenses for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase From 2020
	$	%
Personnel-related	1,595	26.8%
Consulting and outside services	1,430	75.9%
Other	1,080	36.5%
Total G&A expenses increase	$4,105	38.0%

Change in G&A Expenses for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021 Increase (Decrease) From 2020
	$	%
Personnel-related	4,306	25.1%
Consulting and outside services	2,472	32.0%
Facilities and information technology	(1,161)	(20.1)%
Other	2,453	67.2%
Total G&A expenses decrease	$8,070	23.6%

The increase in personnel-related expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily due to increase in salary expense as a result of our furlough program and reduced travel expenses in the prior year in response to the COVID-19 pandemic. The increase in consulting and outside services and other for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily a result of resuming our programs that were previously paused in response to COVID-19. In addition, we have incurred expenses in 2021 related to our share repurchase program, business development activities, and our digital transformation initiative.
Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
		$	%
Provision for income taxes	$991	$284	40.2%	$707

Provision for Income Taxes for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
		$	%
Provision for income taxes	$1,832	$286	18.5%	$1,546

The changes in the tax provision for the three month and nine-month periods ended September 30, 2021 compared to the same periods in 2020 were driven primarily by changes in income before income taxes and the jurisdictional mix of earnings. No provision or benefit was provided in the United States due to a full valuation on its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $50.5 million as of September 30, 2021, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

In quarter ended September 30, 2021, we committed to a digital transformation initiative focused around modernizing our enterprise-wide infrastructure and technologies to benefit our customers and drive enhanced performance across the company. Over the next four years we plan to invest significant funds and resources towards implementing these new technologies.

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

On May 11, 2020, we received $7.8 million of proceeds in connection with our incurrence of a loan under the PPP. The loan had a fixed interest rate of 1% and was to mature on May 11, 2022. Interest payments are deferred until a forgiveness decision is returned by the SBA. Pursuant to the CARES Act and implementing rules and regulations, we applied to the SBA for the full amount of the PPP loan to be forgiven. On July 6, 2021, the Company received notification from the Lender that the SBA approved the Company’s PPP loan forgiveness application for the entire PPP loan balance of $7.8 million plus all accrued interest. The forgiveness of the PPP loan was recognized during the period ending September 30, 2021 within other income on our Statement of Operations.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations and cash flows for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are constantly evolving. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$35,418	$8,843
Net cash used in investing activities	(4,750)	(5,619)
Net cash used in financing activities	(59,156)	(24,313)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(927)	1,394
Net decrease in cash, cash equivalents and restricted cash	$(29,415)	$(19,695)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $35.4 million for the nine months ended September 30, 2021. The increase in cash provided by operations compared to the nine months ended September 30, 2020 was primarily due to an increase in revenue and a change in working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash flows used in investing activities reflected $4.8 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash flows used in financing activities were primarily the result of our stock repurchase program and our common stock repurchases for tax withholdings for net settlement of equity awards. In addition, we paid down $28 million on our term loan as part of our refinancing activity in January 2021.

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

We recorded a net foreign exchange loss of $0.8 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2021 would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

On January 5, 2021, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as collateral and administrative agent, and a syndicate of banks, as lenders thereunder. Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with the Term Loan and the Credit Facility. Under the Credit Agreement, interest accrues on outstanding borrowings at a rate of the Adjusted LIBO Rate, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement), at the option of the Company, plus a spread of 2.00% to 3.25% for Adjusted LIBO Rate and Adjusted EURIBO Rate loans, with a 0.25% LIBOR floor, and 1.00% to 2.25% for Alternate Base Rate loans, in each case depending on our leverage ratio. As of September 30, 2021, we have $173 million outstanding under the Term Loan. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2021, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 30, 2021 was as follows (in thousands, except number of shares and per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
September 13, 2021 - September 30, 2021	412,175	$27.07	412,175	103,844

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 9, 2021	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer