Form 10-K
period 2021-12-31
AVID TECHNOLOGY, INC.
filed 2022-03-01
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,667,368,942 based on the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2021.  The number of shares outstanding of the registrant’s Common Stock as of February 25, 2022 was 44,679,990.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
•anticipated trends relating to our sales, financial condition or results of operations, including our ongoing shift to a recurring revenue model and complex enterprise sales with long sales cycles;
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

•Exponential growth of distribution platforms - The number of distribution platforms continues to expand, and the economic models of new distribution platforms are still evolving. To satisfy their customers, organizations need to develop or license content for their distribution platforms. Many organizations need to embrace new opportunities while also maximizing heritage business.

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

•Media technology budgets - Today’s economic realities are placing pressure on media technology budgets, while content output must increase exponentially to deliver on the market requirements. Many content creators and distributors have to work with essentially flat budgets, which demands more efficient workflows and solutions.

We believe we are well positioned in the media technology industry because we have a set of differentiated creative software tools (including ProTools for audio and Media Composer for video), a differentiated platform strategy (Avid MediaCentral platform described below) and a well-established market position. Our products and solutions allow our customers to (i) create high-quality, engaging, and immersive content, (ii) distribute to more outlets and devices, (iii) maximize and protect the value of media assets, and (iv) create operational and capital efficiency. As a result of our market position across the media industry, we believe we can take advantage of the following opportunities and trends:

•Large and growing market poised for transition - Our customers are facing significant disruption and need to make major changes and investments in their business and operational approaches to address the challenges described above. Our product offerings help them address those challenges.

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

We work to ensure that we are meeting customer needs, staying ahead of industry trends, and investing in the right areas through a close and interactive relationship with our customer base. The Avid Community Association was established to be an innovative and influential media technology community. It represents thousands of organizations and over 30,000 professionals from all levels of the industry including inspirational and award-winning thought leaders, innovators, and storytellers. The Avid Community Association fosters collaboration between Avid, its customers, and other industry colleagues to help shape our product offerings and provide a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings, maintenance contracts, and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by the end of 2021 had approximately 410,000 paid subscriptions. Starting in the third quarter of 2021, subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and agreements with channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

CUSTOMER MARKETS

We provide our solutions to the following markets:

•Media Enterprises.  This market consists of broadcast, government, sports, and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this market rely on workflows that span content acquisition, creation, editing, distribution, sales, and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air, and various other proprietary platforms. Our expertise also allows us to provide customers in this market with a range of professional and learning services. We sell into this market through our direct sales force and resellers.

•Creative Professionals.  This market is made up of individual artists and small entities that create audio and video media as a paid service but do not currently distribute media to end consumers on a large scale. This market spans a wide-ranging target audience that includes: independent video editors; facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors, and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers, and engineers who compose and record music professionally; technicians, engineers, rental companies, and facilities that present, record, and broadcast audio and video for live performances; and students and teachers in career technical education programs in high schools, colleges, universities, and post-secondary vocational schools that prepare students for professional media production careers in the digital workplace. Our expertise also allows us to provide customers in this market with a broad range of professional services. We sell into this market through our webstore, resellers (including storefront and online retailers) and our direct sales force.

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

The standalone software portion of our product portfolio consists of our Creative Software Solutions and our Enterprise Software Solutions, representing a large high-margin software and maintenance business.

Creative Software Solutions

Our Creative Software Solutions includes our Media Composer, Pro Tools, and Sibelius tools, as well as Avid Link, all of which are key components of our cloud-enabled software subscription strategy.

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

Sibelius

Our Sibelius product allows users to create, edit, and publish musical scores. It is used by composers, arrangers, and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. Sibelius music notation software offers sophisticated, yet easy-to-use tools that are proven and trusted by composers, arrangers, publishers, educators, and students alike. We also offer Sibelius | Cloud Sharing, which allows users to view and play scores anywhere from the cloud through a web browser and on mobile devices. We offer Sibelius through both subscription and perpetual license offerings.

Avid Link
Avid Link is a free desktop and mobile application that offers a creative community a variety of benefits and value along their journey to achieve their goals. It’s for anyone wanting to find, network, connect and engage in collaboration with other artists, producers, mixers, composers, editors, videographers, movie makers, and graphic designers, as well as explore the Avid Marketplace populated with third party applications and services to use within their workflow. Through Avid Link, users can subscribe to Avid Play and distribute their music to streaming services worldwide like Apple Music, Spotify, and TIDAL. Available for macOS, Windows, iOS, and Android OS users, Avid Link is intended to make it easy for users to find, connect, message, and collaborate with audio and video creators, promote their work and skills to a vast network of media professionals, manage and keep their software up to date, and purchase new tools. We believe Avid Link will increase interest and demand for Avid’s suite of product offerings.

Enterprise Software Solutions

Avid’s Enterprise Software Solutions are built on the MediaCentral platform along with a suite of applications, modules, and services and is also the foundation of our cloud and SaaS offerings.

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

As part of the Avid MediaCentral platform, we also offer Avid Nexis| Edge, (formally known as Editorial Management) a module for smaller creative teams that provides the same robust media management capabilities used by the largest media enterprises in the industry. Integrated within Media Composer via a panel, Nexis| Edge connects directly to Avid NEXIS storage to provide easy access to media with hyper-search functionality. Avid Nexis| Edge also extends collaboration capabilities for the assistant editor in an easy to use web interface by allowing Media Composer bin creation, logging, and search capabilities, greatly expanding the efficiency of creative teams.

SaaS Solutions

We have a strategic partnership with Microsoft to deliver Azure-certified solutions to support end-to-end hybrid and cloud deployments of news workflows. Our partnership includes developing virtualized versions of many of our product offerings, allowing them to run in a private cloud, public cloud, or in hybrid deployments. This enables customers to migrate to more traditional IT infrastructures leveraging IP technology to integrate disparate systems within a post production and broadcast environment. We believe our new SaaS and cloud offerings will allow our customers to (i) scale production while lowering costs, (ii) enable anytime access, boosting efficiency and collaboration, and (iii) deliver content quickly and securely to any device, from anywhere. Our first enterprise SaaS offering, Edit on Demand, has been deployed in post production and news environments.

Integrated Solutions

The Integrated Solutions part of our portfolio mainly consists of four common, best-in-class hardware platforms that are combined with tightly integrated software elements to create powerful and differentiated solutions, all of which complement and enhance our overall software strategy.

Avid NEXIS

Our Avid NEXIS family of shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters, and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open, shared storage platform that includes file system technology on lower cost hardware, support for third-party applications, and streamlined administration to create more content at an affordable price. Avid NEXIS is the industry’s first and only software-defined storage platform specifically designed for storing and managing media. Avid NEXIS enables fully virtualized storage so media organizations can adjust storage capacity mid-project, without disrupting workflows. Powered by our MediaCentral Platform, Avid NEXIS delivers media storage flexibility, scalability, and control for both Avid-based and third-party workflows. It has been designed to serve small production teams as powerfully as large media enterprises and is built with flexibility to grow with customers through their business stages. In addition to on-premises Avid NEXIS workflows, Avid NEXIS Cloud provides on-line, nearline and archive storage tiers in the cloud, and is a key component of our SaaS offerings.

Avid S6

Our Avid S6 product line offers customers a range of complementary control surfaces for sound recording, mixing and editing, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. The Avid S6 was designed as a modular solution that scales to meet both current and future customer requirements. The Avid S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications. Finally, the free Pro Tools | Control iOS application enables customers to record and mix faster and easier than working with a mouse and keyboard alone.

Avid S1 and Avid S4

The Avid S4 and Avid S1 audio control surfaces are for professionals at smaller facilities and project studios. Avid S4 brings the power and workflows of the Avid S6 control surface to budget-conscious audio professionals and small- to mid-size music and audio post facilities in an ergonomic and more compact package. The Avid S1 delivers the speed, rich visual feedback, and software integration of Avid’s high-end consoles in a portable, slimline surface that’s an easy fit for any space or budget.

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

Maestro

Our Maestro product line offers customers comprehensive production graphics solutions, ideal for any type of production needs in news, sports, and entertainment, creating greater accessibility, efficiency at scale to enable the delivery of content with graphics faster. Maestro features a core platform that includes a powerful render engine and featured design tool called

Maestro | Designer that drives a line-up of applications that are designed to address the specific challenges broadcasters face when automating the integration of statistics and graphics for the creation of an engaging broadcast. By tightly integrating Maestro with MediaCentral we enable journalists and producers to add graphics remotely to news stories or enhance any story with innovative stats to drive augmented reality graphics for presenting data in new and compelling ways.

FastServe

Our FastServe video server product line assists broadcasters in making the move to UHD and IP based workflows with a new, modular architecture. The Avid FastServe family integrates with the MediaCentral platform, empowering creative teams to deliver content fast for news, sports, entertainment, and other media productions. Its 10GbE interface offers direct connection to Avid NEXIS storage, enabling real-time ingest, editing, and playout, even while media is being captured. Its modular architecture improves efficiency and provides a smooth transition from HD to UHD, and from SDI workflows to video over IP. We also continue to sell and support our on-air server solutions, including AirSpeed 5000 and AirSpeed 5500, which enable broadcasters to automate the ingest and playout of television and news programming. The AirSpeed 5000 and 5500 video servers work with a wide range of applications to improve workflow and provide cost-efficient ingest and play to air capabilities for broadcasters of any size.

I/O and Processing

We offer a number of hardware products that complement our Media Composer and Pro Tools creative solutions, which include I/O devices, interfaces, and audio and video processing equipment. We have recently updated our Pro Tools Hardware portfolio with new offerings including, Avid MTRX Studio and Avid Pro Tools| Carbon. Pro Tools| Carbon is our next generation music creation hardware platform.

Maintenance

We offer a variety of maintenance contracts for our software and integrated solutions, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Maintenance contracts are also sold on an enterprise basis where a customer purchases maintenance for all Avid products owned. Our Customer Care team provides customers with a partner committed to giving them help and support when they need it. Our global Customer Care team of industry professionals offers a blend of technology expertise and real-world experience throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

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

COMPETITION

The markets in which we serve our customers are highly competitive and subject to rapid change. The competitive landscape is fragmented with a large number of companies providing various types of products and services in different markets and geographic areas. We provide integrated solutions that compete based on total workflow value, features, quality, service, and flexibility of pricing and deployment options. Companies with which we compete in some contexts may also act as our partners in other contexts, such as large enterprise customer environments.

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

For additional information about risks associated with our competitors, see “Risk Factors” in Item 1A of this Form 10-K.

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

We have significant international operations with offices in 16 countries and the ability to reach approximately 171 countries through a combination of our direct sales force and resellers. Sales to customers outside the United States accounted for 58%, 60% and 63% of our total net revenues in 2021, 2020 and 2019, respectively. Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note P to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see “Risk Factors” in Item 1A of this Form 10-K.

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

Our contract manufacturers and OEMs manufacture our products at a relatively limited number of facilities located throughout the world and, in most cases, the manufacturing of each of our products is concentrated in one or a few locations. For additional information about risks associated with our sole source suppliers and and manufacturing operations, see “Risk Factors” in Item 1A of this Form 10-K.

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets as well as a standardized media platform for the media industry. Having helped establish the digital media technology industry, we are building on a 30-year heritage of innovation and leadership in developing content-creation solutions and platforms. We have research and development, or R&D, operations in six facilities located in five countries. Our R&D efforts are focused on the development of digital media content-creation, distribution, and monetization tools as well as the media platform. These tools operate primarily on the Mac and on Windows platforms, whereas the media platform primarily operates on Linux platforms. Our R&D efforts also include highly optimized media storage solutions, standards-based media transfer and media asset management tools, and ingest and playout solutions to cover the entire workflow. Our R&D expenditures for 2021, 2020 and 2019 were $65.6 million, $57.0 million and $62.3 million, respectively, which represented 16%, 16% and 15% of our total net revenues, respectively.

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

Our company-operated R&D operations are located in: Burlington, Massachusetts; Berkeley, California; Munich, Germany; Kfar Saba, Israel; Szczecin, Poland; and Montreal, Canada. We also partner with a vendor in Kiev, Ukraine for outsourced R&D services. For additional information about risks associated with our R&D efforts, see “Risk Factors” in Item 1A of this Form 10-K.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks, and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At February 1, 2022, we held 111 U.S. patents, with expiration dates through 2040, and had 13 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Nexis, AirSpeed, FastServe, MediaCentral, Media Composer, Pro Tools, and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks, and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence, and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through, or signed license agreements. Our products generally contain features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. For additional information about risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

HUMAN CAPITAL

We view our employees and our culture as key to our success. As of December 31, 2021, we had approximately 1,405 full-time employees and 333 external contractors located globally in 33 countries. Of these, 35% were located in the United States, Canada, and Latin America, 45% in Europe, Middle East, and Africa, and 20% in Asia-Pacific.

The COVID-19 pandemic continues to impact lives and businesses around the world. We have taken proactive steps to help protect the health and safety of our employees and maintain business continuity. A vast majority of our office workers continue to telecommute as we have implemented a work from anywhere policy. This allows our employees to choose their workstyle whether it be fully remote, fully onsite, or a mix of the two. Within our office areas we have established a number of safety protocols, including face covering and physical distance requirements when necessary, enhanced cleaning, encouraging daily self-health checks, and access to virtual primary care physicians. All of the actions above are overseen by Avid’s Crisis Management Team, a multi-functional, multi-discipline team tasked with integrating all aspects of Avid’s COVID-19 response. In addition, we have created a TeamAvid Community, where employees can virtually share communications, collaborate, and engage with each other from their remote locations. This was implemented as a way to keep employees connected throughout the pandemic.

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

We believe a critical component of our success is our company culture. We are focused on creating a company culture of integrity and respect, with the goal of working together to drive our business to be creative, innovative and competitive. To achieve these objectives, we have adopted and regularly communicate to our employees our core values of Trusted, Empowered, Passionate, and Inclusive. We believe in the power of an increasingly diverse, inclusive, and collaborative team and we embrace and leverage the global community of TeamAvid. We believe that diverse and inclusive companies are more productive and deliver better performance than their counterparts, and we seek to better mirror our diverse customer and user base to best serve them.

To further that focus, Avid has implemented the Global Leadership Team, or GLT. The GLT is comprised of a group of global leaders throughout the organization who are either key stakeholders in our business or an important beacon of our culture. The GLT meets with the Executive Team and Senior Management Teams to align on corporate strategy, culture and development. Avid has taken many steps to expand diversity, equity and inclusion (“DEI”) within the company. At the governance level, Avid now has a Steering Committee for DEI; Mission, Vision and Goals statements for DEI; and a DEI Policy. In terms of recruitment, three women are on the executive leadership team, and in 2021 Avid recruited 58 percent women globally. Avid considers DEI training as an essential part of creating an inclusive culture with self-paced online learning topics addressing inclusion, LGBTQIA+ issues, and inclusive retention and career direction. Avid is enhancing its global onboarding process to include DEI training for all employees.

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

The COVID-19 pandemic has been the source of economic disruption, and has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus. This has included declarations of states of emergency and school and business closings affecting a large number of countries. It has also prompted limitations on social or public gatherings and other social distancing measures, such as office closures, shelter in place orders, working remotely, travel restrictions and quarantines, some of which continue in effect in many cities and countries.

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

The COVID-19 pandemic has significantly increased economic and demand uncertainty, which has caused a decline in the media, entertainment, and sports industries and, in turn, reduced demand for our products and services. These factors are expected to continue to reduce demand for our products and services, possibly significantly, including causing delays in purchasing and projects by our enterprise customers and channel partners. Additionally, the provision of on-site professional service may be impacted for a prolonged period of time due to site restrictions and related costs and delays, further impacting our business.

The COVID-19 pandemic and the response to it has and continues to adversely impact our operations and supply chain. If such impacts continue as a result of the ongoing pandemic, we could experience further interruptions in our supply chain, along with limitations in our and our manufacturers’ ability to timely procure products or their components and our ability to perform critical functions. Supply chain disruptions could also be exacerbated by and compounded with disruptions and limitations related to geopolitical instability, armed conflict and insurrection or the threat thereof, and other related conflict. The current conflict in Ukraine, including indirect impacts as a result of sanctions and economic disruption, may further complicate such supply chain disruptions. These limitations could significantly hamper our ability to supply our products to our customers. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our products, we may not be able to satisfy customer demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.

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

Our success also depends on our ability to manage a number of risks associated with new products that we introduce, including timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities, and costs to meet demand. Our efforts may not be successful in the near future, or at all, and our competitors may take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

Our increased emphasis on a cloud strategy may give rise to risks that could harm our business.

Our cloud strategy requires continued investment in product development and cloud operations, where we have a limited operating history. Our cloud strategy has also led to changes in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger market presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether our cloud strategy will prove successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:
•Our customers may prefer perpetual licenses, and we may not be as successful as we anticipate in selling subscriptions;
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

We obtain certain hardware product components and finished goods under sole-source supplier arrangements. Disruptions to these arrangements and other supply chain interruptions could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective, and therefore we rely on sole-source suppliers for some of our hardware product components and finished goods. Reliance on sole source suppliers increases our susceptibility to supply chain limitations and interruptions. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced items. Our sole-source suppliers may cease, suspend, or otherwise limit production or shipment of our product components, or they may terminate our agreements or adversely modify supply terms or pricing, due to, among other things, macroeconomic events, political crises, natural or environmental disasters, labor shortages, or other unforeseen occurrences outside the control of us or our suppliers. Supply chain disruptions due to the conflict in Ukraine and any indirect effects may further complicate existing supply chain constraints. If any of these events occur, our ability to manufacture, distribute, and service our products would be impaired, and our business could be significantly harmed. We may not be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or on commercially reasonable terms. If we are forced to change sole-source suppliers due to a contract termination or other production cessation, it may take a significant amount of time and expenses to obtain substitute suppliers, during which time our inventory may be significantly reduced, which may adversely impact our business, financial condition and results of operations. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position.

A natural disaster or catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

Our operations, and the operations of our customers, are vulnerable to interruptions by natural disasters and catastrophic events, including pandemics such as the COVID-19 pandemic, as well as political unrest including armed conflicts such as the Russian invasion of Ukraine. We operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities in California near major earthquake fault lines and in Manila which is subject to sever weather from typhoons and volcanic activity. We may not be able to protect our company from, and we are predominantly uninsured for, business continuity losses and disruptions caused by such catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber-attack, political unrest, acts of war or armed conflict, or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors, and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could affect our customers’ purchasing decisions and reduce demand for our products and services. There could also be disruptions to our supply chain as a result of such events. We may also experience disruption to our internal operations if we are forced to restrict employee travel, cancel events with customers or partners, or even close office facilities as a result of such events. Any significant disruption resulting from such events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until the Company would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

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

As part of our business strategy, from time to time we may seek to grow our business through acquisitions of or investments in new or complementary businesses, technologies, or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. There are numerous risks associated with acquisitions and investment transactions including, but not limited to, failing to realize anticipated returns on investment, unanticipated costs and liabilities associated with the acquisition, and difficulty assimilating the operations, policies and personnel of the acquired business.

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

Risks Related to Intellectual Property

Our intellectual property and trade secrets are valuable assets that may be subject to third-party infringement and misappropriation.

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets can result in lost revenues, and thereby ultimately reduce their value. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures, contractual provisions, and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and, as we offer more software products, our revenues may be more vulnerable to loss through piracy. The legal regimes of certain foreign jurisdictions in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. These concerns may be heightened in areas of geopolitical conflict, such as Russian occupied areas of Ukraine, where law enforcement may not provide physical security sufficient to protect hard assets containing our IP. If our intellectual property or trade secrets are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Regardless of jurisdiction, assuming legal protection exists, and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

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

Generating and maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, supplemented from time to time with the proceeds of long-term debt and borrowings under our revolving credit facility, governed by the credit agreement, dated January 5, 2021, among us, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, or the Credit Agreement. We have the ability to borrow up to $70.0 million under the revolving credit facility (the “Credit Facility”). We have also undertaken significant cost cutting measures and we may take additional measures to further improve our liquidity. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our Credit Facility and therefore reduce available funds under the Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of this Form 10-K). If we are unable to generate sufficient cash flow or our borrowings are not sufficient, our liquidity may significantly decrease, which could have an adverse effect on our business.

Restrictions in the Credit Agreement may limit our activities.

The Credit Agreement contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including, among other things, limitations on our ability to make investments, incur additional indebtedness, sell assets, pay dividends and make other restricted payments, and create liens. We are also required to comply on an ongoing basis with certain financial covenants, including a maximum total net leverage ratio and a minimum fixed charge coverage ratio. Our ability to comply with these restrictions and covenants in the future is uncertain and could be affected by the levels of our cash flows from operations and events or circumstances beyond our control. Failure to comply with any of these restrictions or covenants may result in an event of default under the Credit Agreement, which could permit acceleration of the outstanding term loans and Credit Facility borrowings under the Credit Agreement and require us to repay such indebtedness before its scheduled due date. Certain events of default under the Credit Agreement may also give rise to a default under other future indebtedness. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

Our substantial indebtedness could adversely affect our business, cash flow and results of operations.

As of December 31, 2021, we had $170.0 million of indebtedness, including borrowings under our Credit Agreement. This substantial level of indebtedness may:

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

Our cash flow from operations, combined with any additional borrowings available to us, may not be sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We may incur additional indebtedness in the future, which could cause these risks to intensify. If we are unable to generate sufficient cash flows to repay our indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers, and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. These concerns may be heightened in areas of geopolitical conflict, such as Russian occupied areas of Ukraine. Our development and use of the Avid MediaCentral Platform, public and private marketplaces, cloud-based offerings, as well as our evolution toward an enterprise subscription model that requires us to host increasing amounts of customer data, increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches. In addition, the need for substantial numbers of our employees to work remotely, such as due to the COVID-19 pandemic, could create additional data security risks.

Information system failures or unauthorized access could be caused by our failure to adequately maintain and enhance our systems and networks, external theft or attack, misconduct by our employees, contractors, vendors, or external bad actors, or many other causes such as power failures, earthquakes, fire, or other natural disasters. Our cyber security systems regularly detect threats of varying degrees of sophistication. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers.

Any information system failures or unauthorized access to our network or systems could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us. In addition, we could incur substantial costs related to detection and escalation, notification, and remediation costs, including costs associated with repairing our information systems, implementing further data protection measures, engaging third-party experts and consultants and related costs, and increased insurance premiums. In addition, significant or repeated reductions in the performance, reliability, security, or availability of our information systems and network infrastructure could lead to lost business and could significantly harm our brand and reputation and ability to attract and retain existing and potential users, customers, advertisers, and content providers.

Our international operations expose us to legal, regulatory, political and other risks including the risk of international instability and conflict.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. Sales to customers outside the United States accounted for 58%, 60% and 63% of our total net revenues in 2021, 2020 and 2019, respectively. We also conduct significant information technology, research and development activities overseas, including through third-party development vendors. For example, a portion of our research and development is outsourced to contractors operating in Kiev, Ukraine, we have customer support activities in the Philippines, and we have operations in Poland and Israel.

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
•regional economic downturns;
•economic, social, and political instability, security concerns, and the risk of war or armed conflict, particularly in areas of heightened geopolitical tension and open conflict such as Ukraine where we have outsourced research and development activities;
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
•costs and delays associated with developing products in multiple languages; and
•foreign exchange controls, sanctions, moratoria, and other financial and transactional boundaries that may prevent or limit our ability to repatriate income earned, make or receive payments, or execute transactions in foreign markets.

Our presence in Europe contributes to compliance uncertainty regarding certain transfers of personal data from Europe to the United States. The General Data Protection Regulation, or GDPR, which became effective in the European Union, or EU, in 2018, applies to any of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR created a range of new data privacy related compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements.

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

Our business is impacted by global economic conditions, which have been in recent years, and continue to be, volatile. Geopolitical conflict, such as the conflict in Ukraine, and related international economic sanctions and their impact may exacerbate this volatility. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

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

Our competitors may in some instances be able to offer a work environment with higher compensation or more opportunities to work with cutting-edge technology than we can. If we are unable to retain our key personnel or appropriately match skill sets with our needs, we would be required to expend significant time and financial resources to identify and hire new qualified personnel and to transfer significant internal historical knowledge, which might significantly delay or prevent the achievement of our business objectives. The COVID-19 pandemic has exacerbated the challenges we face in attracting, hiring, and retaining qualified personnel. The conflict in Ukraine may impact our ability to utilize outsourced service providers, which may strain personnel demands.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease approximately 100,000 square feet in Burlington, Massachusetts for our principal corporate and administrative offices, as well as for significant R&D activities. The lease expires in May 2028.

We lease approximately 24,000 square feet in Dublin, Ireland for the final assembly and distribution of our products. We lease approximately 24,000 square feet in Manila, Philippines for our Asia operations, including customer support and administrative functions.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.‘MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol AVID. The approximate number of holders of record of our common stock at February 25, 2022 was 228. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2016 through December 31, 2021 with the cumulative return during the period for:
•the Nasdaq Composite Index (all companies traded on Nasdaq Capital, Global or Global Select Markets),
•the 2020 Avid Peer Group Index, and
•the 2021 Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2016 in our common stock, the Nasdaq Market Index, and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the Nasdaq Composite Index,
and the Avid Peer Groups

$800
$600
$400
$200
$0
12/16
12/17
12/18
12/19
12/20
12/21
Avid Technology
NASDAQ Composite
2020 Peer Group
2021 Peer Group

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

The Avid Peer Group Index for 2021 was composed of: 3D Systems Corporation, A10 Networks Inc., Altair Engineering, Inc., Bottomline Technologies, Inc., Box, Inc., Brightcove Inc., Calix, Inc., Cerence Inc., Harmonic, Inc., IMAX Corporation, OneSpan Inc., Progress Software Corporation, Ribbon Communications Inc., Shutterstock, Inc., Turtle Beach Corporation, and Zix Corporation.

The Avid Peer Group Index is weighted based on market capitalization.

Common Stock Repurchases

Share repurchase activity during the three months ended December 31, 2021 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
October 1, 2021 - October 31, 2021	216,769	$29.26	216,769	$97,482,034
November 1, 2021 - November 30, 2021	96,661	$29.84	96,661	$94,594,470
December 1, 2021 - December 31, 2021	148,480	$31.52	148,480	$89,910,460

On September 9, 2021, our board of directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of December 31, 2021, approximately $89.9 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the year ended December 31, 2021 the Company repurchased 874,085 shares of its common stock for $25.1 million.

ITEM 6.           RESERVED

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

We work to ensure that we are meeting customer needs, staying ahead of industry trends, and investing in the right areas through a close and interactive relationship with our customer base. The Avid Community Association was established to be an innovative and influential media technology community. It represents thousands of organizations and over 30,000 professionals from all levels of the industry including inspirational and award-winning thought leaders, innovators, and storytellers. The Avid Community Association fosters collaboration between Avid, its customers, and other industry colleagues to help shape our product offerings and provide a means to shape our industry together.

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings, maintenance contracts, and long-term agreements. We started offering subscription licensing options for some of our products and solutions in 2014 and by the end of 2021 had approximately 410,000 paid subscriptions. Starting in the third quarter of 2021, subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and agreements with channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

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

A summary of our revenue sources for the years ended December 31, 2021 and 2020, respectively, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscriptions	$108,443	$72,831	$45,181
Maintenance	122,411	124,175	130,443
Subscriptions and Maintenance	230,854	197,006	175,624
Perpetual Licenses	23,793	27,858	34,932
Software Licenses and Maintenance	254,647	224,864	210,556
Integrated Solutions	131,073	112,904	172,513
Professional Services and Training	24,224	22,698	28,719
Total Revenue	$409,944	$360,466	$411,788

Impact of COVID-19 on Our Business

The COVID-19 pandemic has created significant global economic uncertainty, and adversely impacted the business of our customers and partners. The pandemic adversely impacted our business and results of operations for the year ended 2020.

However, our results throughout 2021, reflected a gradual recovery in spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain countries continue to face challenges and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we have seen during 2021, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. For further discussion of these issues, see “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING ESTIMATES

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

We believe the following critical accounting estimates most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and we record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

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

We generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values which are assessed annually. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and we have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience, considering the exercise behavior of past grants and models the pattern of aggregate exercises.

We have also issued stock option grants or restricted stock unit awards with vesting based on market conditions. Performance-based restricted stock units will vest based on achievement of our relative total shareholder return against the Russell 2000 Index over a three-year period. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo simulation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share. A significant change in any or a combination of the assumptions used to estimate the fair value of our stock option grants and restricted stock units could have an impact on the stock based compensation expense recorded in the statement of operations.

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

Management believes the U.S deferred tax assets, based largely on the history of U.S. tax losses, warrant a full valuation allowance based on the weight of available negative evidence. We also determined that a full valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Subscription revenues	26.4%	20.2%	11.0%
Maintenance revenues	29.9%	34.4%	31.7%
Integrated solutions revenue	43.7%	45.4%	57.3%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	35.2%	36.7%	39.5%
Gross margin	64.8%	63.3%	60.5%
Operating expenses:
Research and development	16.0%	15.8%	15.1%
Marketing and selling	23.2%	24.3%	24.3%
General and administrative	14.0%	13.0%	13.0%
Amortization of intangible assets	—%	—%	0.2%
Restructuring costs, net	0.3%	1.4%	0.1%
Total operating expenses	53.5%	54.5%	52.7%
Operating income	11.3%	8.8%	7.8%
Interest and other expense, net	(0.6)%	(5.3)%	(7.2)%
Income before income taxes	10.7%	3.5%	0.6%
Provision for (benefit from) income taxes	0.6%	0.4%	(1.2)%
Net income	10.1%	3.1%	1.8%

Net Revenues

Our net revenues are derived mainly from sales of subscription software solutions, maintenance contracts, and integrated solutions for digital media content production, management and distribution, and related professional services. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to orders for large, complex solutions, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly and annual operating results. See the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” of this Form 10-K.

Net Revenues for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Net Revenues	$	%	Net Revenues
Subscription	$108,443	$35,612	48.9%	$72,831
Maintenance	122,411	(1,764)	(1.4)%	124,175
Integrated solutions & other	179,090	15,630	9.6%	163,460
Total net revenues	$409,944	$49,478	13.7%	$360,466

Net Revenues for the Years Ended December 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Net Revenues	$	%	Net Revenues
Subscription	$72,831	$27,650	61.2%	$45,181
Maintenance	124,175	(6,268)	(4.8)%	130,443
Integrated solutions & other	163,460	(72,704)	(30.8)%	236,164
Total net revenues	$360,466	$(51,322)	(12.5)%	$411,788

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
United States	42%	40%	37%
Other Americas	5%	7%	8%
Europe, Middle East and Africa	39%	39%	39%
Asia-Pacific	14%	14%	16%

Subscription Revenue

Subscription revenues have increased over the past two years, in line with expectations, as a result of new customers adopting our solutions and customers transitioning from our perpetual product licenses to our subscription-based model. The Company anticipates this trend to continue throughout the next few years as we continue to add new customers and transition to subscription and SAAS based solutions for our offerings.

Maintenance Revenue

Maintenance revenues have declined slightly over the past two years, in line with our expectations as some of our customers transition from our perpetual based licenses to our subscription licenses. We expect maintenance revenues to continue to remain relatively consistent in the coming years as customers with perpetual licenses continue to renew their maintenance contracts, offset by customers who are on maintenance contracts who migrate to our subscription and SAAS based solutions.

Integrated Solutions and other Revenues

2021 Compared to 2020

The increase in integrated solutions and other revenue was largely due to increased customer activity as a result of improvements in the economy in 2021. Purchases of our hardware products continued to increase, as businesses and live events began to resume normal operations. This also impacted professional services revenue, as project based work was able to resume for some of our larger customized solutions

2020 Compared to 2019

The decrease in integrated solutions and other revenue was largely due to the impacts of COVID-19. Purchases of our hardware products drastically declined as business and live events were cancelled globally due to COVID-19. This also impacted professional services revenue as there were project delays due to travel restrictions impacting the ability for our teams to be on site.

Revenue Backlog

At December 31, 2021, we had revenue backlog of approximately $412.8 million, of which approximately $226.0 million is expected to be recognized in the next 12 months, compared to $435.5 million of revenue backlog at December 31, 2020. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual maintenance contracts and (ii) Implied Maintenance Release PCS performance obligations. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered, and (iii) future years of multi-year maintenance agreements not yet billed. Our definition of backlog includes contractual commitments with customers that specify minimum future purchases, however, since these contractual arrangements do not specify which specific products and services must be purchased to fulfill these commitments, they do not meet the definition of an unfulfilled remaining performance obligation under GAAP.

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
•amortization of technology; and
•providing professional services and training.

Costs of Revenues for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Costs	$	%	Costs
Subscription	$14,963	$8,093	117.8%	$6,870
Maintenance	22,981	1,330	6.1%	21,651
Integrated solutions & other	106,196	2,571	2.5%	103,625
Total cost of revenues	$144,140	$11,994	9.1%	$132,146

Gross profit	$265,804	$37,484	16.4%	$228,320

Costs of Revenues for the Years Ended December 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Costs	$	%	Costs
Subscription	$6,870	$3,194	86.9%	$3,676
Maintenance	21,651	655	3.1%	20,996
Integrated solutions & other	103,625	(30,678)	(22.8)%	134,303
Amortization of intangible assets	—	(3,738)	(100.0)%	3,738
Total costs of revenues	$132,146	$(30,567)	(18.8)%	$162,713

Gross profit	$228,320	$(20,755)	(8.3)%	$249,075

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

Gross Margin % for the Years Ended December 31, 2021, 2020 and 2019
	2021 Gross Margin %	(Decrease) Increase in Gross Margin %	2020 Gross Margin %	(Decrease) Increase in Gross Margin %	2019 Gross Margin %
Subscription	86.2%	(4.4)%	90.6%	(1.3)%	91.9%
Maintenance	81.2%	(1.4)%	82.6%	(1.3)%	83.9%
Integrated solutions & other	40.7%	4.1%	36.6%	(6.5)%	43.1%
Total Gross Margin	64.8%	1.5%	63.3%	2.8%	60.5%

2021 Compared to 2020

Subscription margin for 2021 decreased 4.4% from 2020, due to increased customer care costs being allocated to subscription, an increase in digital solution spending, as well as increased revenue on our lower margin cloud offerings. The maintenance margin decreased 1.4% from 2020 due to cost savings measures, primarily furloughs, in 2020. The margin for integrated solutions increased as a result of improved economic conditions in 2021.

2020 Compared to 2019

The increase in the total gross margin percentage was due to a change in the mix of products sold. During 2020 we sold significantly more high margin subscription software and had a decrease in our integrated solutions revenue as a result of the COVID-19 pandemic.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Expenses	$	%	Expenses
Research and development expenses	$65,559	$8,541	15.0%	$57,018
Marketing and selling expenses	95,494	7,857	9.0%	87,637
General and administrative expenses	57,372	10,320	21.9%	47,052
Restructuring costs, net	1,116	(3,930)	(77.9)%	5,046
Total operating expenses	$219,541	$22,788	11.6%	$196,753

Operating income	$46,263	$14,696	46.6%	$31,567

Operating Expenses and Operating Income for the Years Ended December 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Expenses	$	%	Expenses
Research and development expenses	$57,018	$(5,325)	(8.5)%	$62,343
Marketing and selling expenses	87,637	(12,307)	(12.3)%	99,944
General and administrative expenses	47,052	(6,310)	(11.8)%	53,362
Amortization of intangible assets	—	(694)	(100.0)%	694
Restructuring costs, net	5,046	4,417	702.2%	629
Total operating expenses	$196,753	$(20,219)	(9.3)%	$216,972

Operating income	$31,567	$(536)	(1.7)%	$32,103

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

Year-Over-Year Change in R&D Expenses for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021 Increase From 2020		2020 Increase/(Decrease) From 2019
	$	%	$	%
Personnel-related	$4,703	13.3%	$(3,984)	(10.1)%
Consulting and outside services	1,400	15.9%	(196)	(2.2)%
Facilities and information technology	2,009	19.2%	(368)	(3.4)%
Computer hardware and supplies	337	26.5%	(933)	(42.3)%
Other expenses	92	9.2%	156	18.2%
Total research and development expenses change	$8,541	15.0%	$(5,325)	(8.5)%

2021 Compared to 2020

The increase in personnel-related expenses for 2021, compared to 2020, was primarily due to an increase in salary expense as a result of no furloughs in 2021, as well as an increase in variable related compensation as a result of the Company’s strong performance. The increase in facilities and information technology expenses is largely due to an increase in headcount in our R&D departments. Information technology expenses have increased during 2021, and the increase in R&D headcount results in more information technology related expenses being allocated to the R&D group. The increase in all other expense categories for 2021 compared to the same periods in 2020 were primarily due to increased activity as a result of improved economic conditions in 2021.

2020 Compared to 2019

The decrease in personnel-related expenses for 2020, compared to 2019, was primarily due to a decrease in salary expense as a result of our temporary furloughs and pay cuts and reduced travel expenses in 2020 as a result of COVID-19. The decrease in all other expense categories for 2020 compared to the same periods in 2019 were primarily due to our initiatives to increase operational efficiencies and reduce costs as a response to COVID-19.

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

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021 (Decrease)/Increase From 2020		2020 Increase/(Decrease) From 2019
	$	%	$	%
Foreign-exchange (gains) and losses	$876	215.3%	$(150)	(26.9)%
Personnel-related	7,023	7.8%	(6,286)	(6.3)%
Consulting and outside services	(143)	(1.6)%	(545)	(5.1)%
Facilities and information technology	(561)	(2.4)%	(1,116)	(4.4)%
Advertising and promotions	1,366	111.5%	(4,787)	(79.6)%
Other expenses	(704)	(11.8)%	577	9.1%
Total marketing and selling expenses change	$7,857	9.0%	$(12,307)	(12.3)%

2021 Compared to 2020

For the year ended December 31, 2021, net foreign-exchange losses, which are included in marketing and selling expenses, were $1.3 million, compared to losses of $0.4 million for 2020. The foreign-exchange losses result from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The increase in personnel-related expenses for 2021 compared to 2020 was primarily due to increases in salary expense as a result of no furlough program in 2021 and reduced travel expenses in 2020 in response to the COVID-19 pandemic. The increase in our advertising expenses was largely due to increased activity as a result of the improved economic conditions in 2021. The decrease in consulting and outside services for 2021 compared to 2020 was due to the cancellation of certain trade shows and internal meetings in 2021, which events still took place during the first quarter of 2020 before the COVID-19 pandemic began. This was offset by increases in other consulting spend as our business continues to grow during 2021. The decrease in facilities and information technology and other was primarily the result of a one-time bad debt expense in 2020 and a decrease in our facilities related costs as we continue to decrease our footprint as part of our corporate strategy.

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

Year-Over-Year Change in G&A Expenses for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021 (Decrease)/Increase From 2020		2020 (Decrease)/Increase From 2019
	$	%	$	%
Consulting and outside services	$3,064	28.3%	$(5,163)	(32.3)%
Personnel-related	6,392	28.6%	(816)	(3.5)%
Facilities and information technology	(1,492)	(19.6)%	(522)	(6.4)%
Other expenses	2,356	38.5%	191	3.2%
Total general and administrative expenses change	$10,320	21.9%	$(6,310)	(11.8)%

2021 Compared to 2020

The increase in personnel-related expenses for 2021, compared to 2020, was primarily due to an increase in salary expense as a result of no furloughs in 2021, as well as an increase in variable related compensation as a result of the Company’s strong performance. The decrease in facilities is a result of cost saving initiatives made to reduce our property footprint as more employees are working remotely. The increase in all other expense categories for 2021 compared to the same periods in 2020, were primarily due to resuming our programs that were previously paused in 2020 due to COVID-19. In addition, we have incurred expenses in 2021 related to our share repurchase program, business development activities, and our digital transformation initiative.

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

During the year ended December 31, 2021, we recorded $1.1 million of severance costs for 24 positions that were eliminated during 2021.

During the year ended December 31, 2020, we recorded $4.9 million of severance costs for 93 positions that were eliminated during 2020.

During the year ended December 31, 2019, we recorded restructuring costs of $0.6 million. The restructuring charges for the year ended December 31, 2019 included $0.6 million of severance costs related to approximately 54 positions eliminated during 2019.

Interest and Other Expense, Net

Interest and other expense, net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Income (Expense)	$	%	Income (Expense)
Interest income	$6	$(64)	(91.4)%	$70
Interest expense	(7,155)	12,916	(64.4)%	(20,071)
Other income (expense), net	4,841	3,973	457.7%	868
Total interest and other expense, net	$(2,308)	$16,825	(87.9)%	$(19,133)

Interest and Other Income (Expense) for the Years Ended December 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Income (Expense)	$	%	Income (Expense)
Interest income	$70	$34	94.4%	$36
Interest expense	(20,071)	6,641	(24.9)%	(26,712)
Other income (expense), net	868	3,770	(129.9)%	(2,902)
Total interest and other expense, net	$(19,133)	$10,445	(35.3)%	$(29,578)

2021 Compared to 2020

The decrease in interest expense for 2021 compared to 2020 was due to a lower interest rate on borrowings under the Credit Agreement signed in January 2021, compared to borrowings under our prior term loan. See Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information. The increase in other income (expense), net was due to the forgiveness of our PPP loan offset by the loss due to extinguishment of debt.

2020 Compared to 2019

The decrease in interest expense for 2020 compared to 2019 was due to the repayment of our outstanding convertible notes on June 15, 2020 as well as savings on our term loan interest under our prior credit facility due to the decrease in the LIBOR rate over 2020. See Note Q, Long-Term Debt and Credit Agreement, to our Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

Provision for Income Taxes

Provision for Income Taxes for the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021	Change		2020
	Provision	$	%	Provision
Provision for income taxes	$2,567	$1,195	87.1%	$1,372

Provision for (Benefit from) Income Taxes for the Years Ended December 31, 2020 and 2019
(dollars in thousands)
	2020	Change		2019
	Provision	$	%	Benefit
Provision for (benefit from) provision for income taxes	$1,372	$6,448	(127.0)%	$(5,076)

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 5.8%, 11.0%, and (201.0)%, respectively, for 2021, 2020, and 2019.

The increase in our 2021 provision was primarily driven by the increase in our profit before tax augmented by a non-recurring benefit in our 2020 provision due to release of a reserve for an uncertain tax position in our Israel subsidiary due to an audit settlement.

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

The Coronavirus Aid, Relief, and Economic Act, or CARES Act, includes several income tax provisions such as net operating loss, or NOL, carryback and carryforward benefits and other tax deduction benefits. As noted previously, the U.S. deferred tax asset has a full valuation; accordingly, these NOL and other benefit provisions had no impact on our financial statements for the periods ended December 31, 2021 and 2020. The CARES Act accelerates the alternative minimum tax, or AMT, credit refund originally enacted by the Tax Cut and Jobs Act in 2017. As of December 31, 2020, we received the cash from the IRS associated with this refund receivable which had been recorded as a long-term asset at December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal source of liquidity is cash and cash equivalents, which totaled $56.8 million as of December 31, 2021. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We expect to operate the business and execute our strategic initiatives principally with funds generated from operations, remaining net proceeds from the term loan borrowings under the Amended and Restated Credit Agreement (“A&R Credit Agreement”), and draws of up to a maximum of $70.0 million under the A&R Credit Agreement’s revolving credit facility described below. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months from the filing of our annual report as well as for the foreseeable future. Refer to the contractual obligations discussion below, for our anticipated cash requirements related to contractual obligations.

In quarter ended September 30, 2021, we committed to a digital transformation initiative focused around modernizing our enterprise-wide infrastructure and technologies to benefit our customers and drive enhanced performance across the company. Over the next four years we plan to invest significant funds and resources towards implementing these new technologies. These expenditures will be a mix of capital expenditures which will flow through our investing operations as well as SAAS based software solutions which will increase our use of cash from operations.

Credit Agreement

On January 5, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, or the Agent, and the lenders party thereto, or the Lenders. Pursuant to the Credit Agreement, the Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $180.0 million, (or the Term Loan) and (b) a revolving credit facility of up to a maximum of $70.0 million in borrowings outstanding at any time, (or the Credit Facility). We borrowed the full amount of the $180.0 million Term Loan on the closing date, but did not borrow any amount under the Credit Facility on the closing date. The borrowings under the Term Loan and cash on hand were used to repay outstanding borrowings under the Company’s prior financing agreement with Cerberus Business Finance, LLC, which was then terminated. Prior to the maturity of the Credit Facility, any amounts borrowed under the Credit Facility could be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

Financial terms and prepayments. Under the Credit Agreement, interest accrued on outstanding borrowings under the Term Loan and the Credit Facility at a rate of the Adjusted LIBO Rate, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Credit Agreement), at the option of the Company, plus a spread of 2.00% to 3.25% for Adjusted LIBO Rate and Adjusted EURIBO Rate loans, with a 0.25% LIBOR floor, and 1.00% to 2.25% for Alternate Base Rate loans, in each case depending on our total net leverage ratio. In addition, we had to pay the Lenders, on a quarterly basis, a commitment fee at a rate of 0.20% to 0.50%, depending on our leverage ratio, on the average daily amount equal to (1) the total revolving commitments under the Credit Facility less (2) total amount of the outstanding borrowings under the Credit Facility during the immediately preceding three month period. During the term of the Credit Facility, we were entitled to reduce the maximum amounts of the Lenders’ commitments under the Credit Facility. We were also able to prepay all or any portion of the borrowings under the Credit Agreement prior to the stated maturity, subject to the payment of certain break funding amounts, if applicable. In addition, subject to exceptions we were required to prepay the Term Loan with proceeds we receive from specified events, including sales of assets, insurance proceeds and condemnation awards and the incurrence of certain indebtedness. The Term Loan required quarterly principal payments commencing in March 2021 equal to 5.0% of the original principal amount of the Term Loan in years 1 and 2, 7.5% of the original principal amount of the Term Loan in year 3, and 10% of the original principal amount of the Term Loan in years 4 and 5, with the remaining aggregate principal amount due at maturity.

Collateral and guarantees. We and our subsidiary, Avid Technology Worldwide, Inc., or Avid Worldwide, granted a security interest in substantially all of our assets to secure the obligations of all obligors under the Term Loan and the Credit Facility. Avid Worldwide provided a guarantee of all our obligations under the Credit Agreement. Our future subsidiaries (other than foreign subsidiaries and certain immaterial subsidiaries) were also required to become a party to the applicable security agreements and guarantee the obligations under the Credit Agreement.

Representations and restrictive covenants. The Credit Agreement contained representations, warranties and restrictive covenants that are customary for an agreement of that kind, including, for example, covenants that limited or restricted us from incurring additional indebtedness, granting liens, making investments and restricted payments, making acquisitions, entering into swap agreements, paying dividends, making payments of or amending the terms of certain subordinated indebtedness, engaging in sale and leaseback transactions, and engaging in transactions with affiliates.

Events of default. The Credit Agreement contained customary events of default under which our payment obligations could be accelerated. These events of default included, among others, failure to pay amounts payable under the Credit Agreement when due, breach of representations and warranties, failure to perform covenants, a change of control, default or acceleration of material indebtedness, certain judgments and certain impairments to the collateral.

Financial covenants. The Credit Agreement contained two financial covenants. The Company was required to maintain a maximum total net leverage ratio, generally defined as the ratio of (x) consolidated total indebtedness minus liquidity maintained in the United States up to $25 million to (y) consolidated EBITDA, not to exceed 4.00 to 1:00 as of the end of the fiscal quarters ending March 31, 2021 through June 30, 2021; 3.75 to 1.00 as of the end of the fiscal quarters ending September 30, 2021 through December 31, 2021; 3.50 to 1.00 as of the end of the fiscal quarters ending March 31, 2022 through June 30, 2022; 3.25 to 1.00 as of the end of the fiscal quarters ending September 30, 2022 through December 31, 2022; and 3.00 to 1.00 as of the end of fiscal quarters ending on or after March 31, 2023. The Company was also required to maintain a fixed charge coverage ratio not less than 1.20 to 1.00 at the end of each fiscal quarter ending on or after March 31, 2021. The Credit Agreement’s fixed charge coverage ratio was generally defined as the ratio of (x) consolidated EBITDA minus unfinanced capital expenditures, cash tax expense and certain restricted payments to (y) consolidated fixed charges.

Credit Agreement Amendment. On February 25, 2022, the Company executed the A&R Credit Agreement with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan by approximately one year to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to SOFR, reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The A&R Credit Agreement also requires the Company to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement.

The Term Loan, as amended, has an interest rate of SOFR plus an applicable margin of 2.25%, with no floor. The applicable margin for SOFR loans under the A&R Credit Agreement ranges from 1.75% to 3.0%, depending on the Company’s total net leverage ratio. The A&R Credit Agreement contains a financial covenant to maintain a total net leverage ratio, as defined in the A&R Credit Agreement, of no more than 4.00 to 1.00 initially, with step downs thereafter. Both the Term Loan and the revolving Credit Facility mature on February 25, 2027.

Our ability to satisfy the maximum total net leverage ratio covenant in the future depends on our ability to increase bookings and billings above levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront product sales, (ii) dramatic changes in the media industry and the impact it has on our customers, (iii) the impact of new and anticipated product launches and features, and (iv) volatility in currency rates.

In the event bookings and billings in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the Lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising additional debt or equity funding or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the maximum total net leverage ratio and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the A&R Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lenders may be entitled to foreclose on and sell substantially all of our assets that secure our borrowings under the A&R Credit Agreement.

Paycheck Protection Program Loan

On May 11, 2020, we received $7.8 million of proceeds from a loan under the Paycheck Protection Program (PPP). Interest payments were deferred until a forgiveness decision was returned by the SBA. On July 6, 2021, the Company received notification that the SBA approved the Company’s PPP loan forgiveness application for the entire PPP loan balance plus all accrued interest. The forgiveness of the PPP loan was recognized during the year ended December 31, 2021 within other income on our Statement of Operations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$62,489	$39,555	$19,641
Net cash used in investing activities	(6,819)	(5,692)	(7,185)
Net cash used in financing activities	(77,735)	(24,549)	(7,644)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,016)	1,748	(331)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,081)	$11,062	$4,481

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $62.5 million for the year ended December 31, 2021. The improvement compared to prior years was primarily attributable to cash flow generated by our increased net income.

Cash Flows from Investing Activities

For the year ended December 31, 2021, the net cash flow used in investing activities reflected $6.8 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities, and leasehold improvements.

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash flows used in financing activities were primarily the result of our stock repurchase program and our common stock repurchases for tax withholdings for net settlement of equity awards. In addition, we paid down $21 million on our term loan as part of our refinancing activity in January 2021 and paid down an additional $9 million in principal payments throughout the year.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The following table outlines our contractual payment obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 Year	2 – 5 Years	After 5 Years
Term Loan	$171,000	$9,000	$162,000	$—
Other long-term debt	1,023	158	756	109
Operating leases	36,151	7,323	22,326	6,502
Unconditional purchase obligations	12,871	12,871	—	—
	$221,045	$29,352	$185,082	$6,611

Other contractual arrangements that may result in cash payments consisted of the following at December 31, 2021 (in thousands):

	Total	Less than 1 Year	2 – 5 Years	After 5 Years
Stand-by letters of credit	3,186	1,029	1,458	699
	$3,186	$1,029	$1,458	$699
We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $11.4 million of products and services pursuant to this agreement as of December 31, 2021.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2021, be eligible to draw against the letters of credit to a maximum of $0.7 million in the aggregate.

In addition, we have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $1.9 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2022 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

At December 31, 2021, we did not have any off-balance sheet arrangements

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncement

See Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in Item 8 of the Form 10-K for a description of recently adopted accounting standards.

Recent Accounting Pronouncement to be Adopted

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

For the year ended December 31, 2021, 2020, and 2019, we recorded net losses of $1.3 million, $0.4 million, and $0.6 million, respectively, that resulted from foreign currency denominated transaction$1.3 millions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of December 31, 2021, would not have a significant impact on our financial position, results of operations or cash flows.

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

Stockholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition – Identification of Performance Obligations in certain contracts

As described in Note B, the Company enters into contracts with customers that include various combinations of products and services, which are generally capable of being distinct and may be accounted for as separate performance obligations. These arrangements may include a combination of products, maintenance, training, and professional services. Additionally, as described in Note P, the Company, from time to time, enters into enterprise agreements whereby the customer agrees to purchase specified products and services over an extended period of time, often for a single fixed contractual price. For such agreements, management identifies each performance obligation in the contract and allocates the total contract price to each performance obligation based on relative estimated stand-alone selling price. Once the transaction price is allocated to the individual performance obligations, the components are recognized in the respective categories of revenue consistent with the timing of the recognition of the Company’s identified performance obligations described in Note P.

We identified the determination of performance obligations in certain agreements as a critical audit matter. Auditing these transactions was especially challenging and complex due to the effort required to identify the substantial number of varying performance obligations present in each agreement.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to the identification of each performance obligation and its pattern of delivery.

•Assessing the Company’s agreements based on magnitude and complexity to identify agreements for testing together with their underlying order documents to evaluate management’s identification of each distinct performance obligation and its respective pattern of revenue recognition.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Boston, Massachusetts
March 1, 2022

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Subscription	$108,443	$72,831	$45,181
Maintenance	122,411	124,175	130,443
Integrated solutions & other	179,090	163,460	236,164
Total net revenues	409,944	360,466	411,788
Cost of revenues:
Subscription	14,963	6,870	3,676
Maintenance	22,981	21,651	20,996
Integrated solutions & other	106,196	103,625	134,303
Amortization of intangible assets	—	—	3,738
Total cost of revenues	144,140	132,146	162,713
Gross profit	265,804	228,320	249,075
Operating expenses:
Research and development	65,559	57,018	62,343
Marketing and selling	95,494	87,637	99,944
General and administrative	57,372	47,052	53,362
Amortization of intangible assets	—	—	694
Restructuring costs, net	1,116	5,046	629
Total operating expenses	219,541	196,753	216,972
Operating income	46,263	31,567	32,103
Interest income	6	70	36
Interest expense	(7,155)	(20,071)	(26,712)
Other income (loss), net	4,841	868	(2,902)
Income before income taxes	43,955	12,434	2,525
Provision for (benefit from) income taxes	2,567	1,372	(5,076)
Net income	$41,388	$11,062	$7,601

Net income per common share – basic	$0.92	$0.25	$0.18
Net income per common share – diluted	$0.89	$0.25	$0.17

Weighted-average common shares outstanding – basic	45,101	43,822	42,649
Weighted-average common shares outstanding – diluted	46,303	44,878	43,495

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$41,388	$11,062	$7,601

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,436)	2,253	(163)

Comprehensive income	$38,952	$13,315	$7,438

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$56,818	$79,899
Restricted cash	2,416	1,422
Accounts receivable, net of allowances of $1,456 and $1,478 at December 31, 2021 and 2020, respectively	77,046	78,614
Inventories	19,922	26,568
Prepaid expenses	5,464	6,044
Contract assets	18,903	18,579
Other current assets	1,953	2,366
Total current assets	182,522	213,492
Property and equipment, net	16,028	16,814
Goodwill	32,643	32,643
Right of use assets	24,143	29,430
Deferred tax assets, net	5,210	6,801
Other long-term assets	13,454	5,958
Total assets	$274,000	$305,138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,854	$21,823
Accrued compensation and benefits	35,458	29,105
Accrued expenses and other current liabilities	37,552	42,264
Income taxes payable	868	1,664
Short-term debt	9,158	4,941
Deferred revenues, short term	87,475	87,974
Total current liabilities	197,365	187,771
Long-term debt	160,806	202,759
Long-term deferred revenues	10,607	11,284
Long-term lease liabilities	23,379	28,462
Other long-term liabilities	5,917	7,786
Total liabilities	398,074	438,062

Commitments and contingencies (Note K)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,828 and 44,420 shares issued, and 44,954 shares and 44,420 shares outstanding at December 31, 2021 and 2020, respectively	455	442
Treasury stock at cost, 874 shares at December 31, 2021	(25,090)	—
Additional paid-in capital	1,031,633	1,036,658
Accumulated deficit	(1,126,959)	(1,168,347)
Accumulated other comprehensive loss	(4,113)	(1,677)
Total stockholders’ deficit	(124,074)	(132,924)
Total liabilities and stockholders’ deficit	$274,000	$305,138
The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balances at December 31, 2018	42,339	(391)	$423	$(5,231)	$1,028,924	$(1,187,010)	$(3,767)	$(166,661)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	811	391	7	5,231	(8,508)	—	—	(3,270)

Stock-based compensation	—	—	—	—	7,958	—	—	7,958

Net income	—	—	—	—	—	7,601	—	7,601

Other comprehensive loss	—	—	—	—	—	—	(163)	(163)

Partial retirement of convertible senior notes conversion feature	—	—	—	—	(577)	—	—	(577)

Partial unwind capped call cash receipt	—	—	—	—	27	—	—	27

Balances at December 31, 2019	43,150	—	430	—	1,027,824	(1,179,409)	(3,930)	(155,085)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	1,270	—	12	—	(1,830)	—	—	(1,818)

Stock-based compensation	—	—	—	—	10,664	—	—	10,664

Net income	—	—	—	—	—	11,062	—	11,062

Other comprehensive income	—	—	—	—	—	—	2,253	2,253

Balances at December 31, 2020	44,420	—	442	—	1,036,658	(1,168,347)	(1,677)	(132,924)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	1,408	—	13	—	(18,762)	—	—	(18,749)

Repurchase of common stock		(874)	—	(25,090)	—	—	—	(25,090)

Stock-based compensation	—	—	—	—	13,737	—	—	13,737

Net income	—	—	—	—	—	41,388	—	41,388

Other comprehensive loss	—	—	—	—	—	—	(2,436)	(2,436)

Balances at December 31, 2021	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$41,388	$11,062	$7,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,254	8,505	13,634
Provision for doubtful accounts	694	1,298	208
Loss on extinguishment of debt	2,579	—	2,878
Stock-based compensation expense	13,737	10,664	7,958
Non-cash provision for restructuring	956	5,046	—
Non-cash interest expense	515	3,651	6,143
Gain on forgiveness of PPP loan	(7,800)	—	—
Unrealized foreign currency transaction (gains) losses	(2,101)	1,570	971
Provision for (benefit from) deferred taxes	1,591	827	(6,309)
Changes in operating assets and liabilities:
Accounts receivable	875	(6,124)	(6,227)
Inventories	6,646	2,598	3,790
Prepaid expenses and other assets	(1,156)	6,176	(44)
Accounts payable	5,032	(18,141)	626
Accrued expenses, compensation and benefits and other liabilities	69	10,432	(6,892)
Income taxes payable	(796)	(281)	91
Deferred revenue and contract assets	(7,994)	2,272	(4,787)
Net cash provided by operating activities	62,489	39,555	19,641

Cash flows from investing activities:
Purchases of property and equipment	(6,819)	(5,692)	(7,185)
Net cash used in investing activities	(6,819)	(5,692)	(7,185)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	22,000	—
Repayment on revolving line of credit	—	(22,000)	—
Proceeds from long-term debt	180,000	7,800	79,292
Repayment of debt	(210,456)	(2,250)	(1,438)
Payments for repurchase of common stock	(24,787)	—	—
Payments for repurchase of outstanding notes	—	(28,867)	(76,269)
Proceeds from the issuance of common stock under employee stock plans	808	547	309
Common stock repurchases for tax withholdings for net settlement of equity awards	(19,557)	(2,365)	(3,586)
Prepayment penalty on extinguishment of debt	(1,169)	—	—
Partial retirement of the convertible notes conversion feature and capped call option unwind	—	875	27
Payments for credit facility issuance costs	(2,574)	(289)	(5,979)
Net cash used in financing activities	(77,735)	(24,549)	(7,644)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,016)	1,748	(331)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,081)	11,062	4,481
Cash, cash equivalents and restricted cash at beginning of year	83,637	72,575	68,094
Cash, cash equivalents and restricted cash at end of year	$60,556	$83,637	$72,575

Supplemental information:
Cash and cash equivalents	$56,818	$79,899	$69,085
Restricted cash	$2,416	1,422	1,663
Restricted cash included in other long-term assets	$1,322	2,316	1,827
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$60,556	$83,637	$72,575

Cash paid (refunded) for income taxes, net	$1,034	$(391)	$783
Cash paid for interest	$7,439	$17,499	$12,262
Non-cash transaction – property and equipment included in accounts payable or accruals	$649	$—	$23
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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has created significant global economic uncertainty, and adversely impacted the business of our customers and partners. The pandemic adversely impacted our business and results of operations for the year ended 2020.

However, our results throughout 2021, reflected a gradual recovery in spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain countries continue to face challenges and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. While we are encouraged by the trends we have seen during 2021, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Reclassifications

As our business continues to shift towards a subscription-based model, we have reformatted our income statement presentation to conform with this shift. We have reclassified certain prior period amounts related to revenue and cost of goods sold within our consolidated statements of operations and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue or total cost of goods sold.

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

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for sales returns and exchanges – beginning of year	$9,306	$8,230	$9,003
Additions and adjustments to the allowance	8,885	10,746	15,999
Deductions against the allowance	(6,893)	(9,670)	(16,772)
Allowance for sales returns and exchanges – end of year	$11,298	$9,306	$8,230

The allowance for sales returns and exchanges reflects an estimate of amounts invoiced that will not be collected, as well as other allowances and credits that have been or are expected to offset the trade receivables. The allowance for sales returns and exchanges is recorded as a component of accrued expenses and other current liabilities as of December 31, 2021, December 31, 2020 and December 31, 2019.

Trade Receivables and Allowances for Doubtful Accounts

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in accounts receivable, net of allowance for doubtful accounts, in our consolidated balance sheets. We maintain allowances for estimated losses from bad debt resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness, and current economic trends. To date, actual bad debts have not differed materially from management’s estimates.

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for doubtful accounts – beginning of year	$1,478	$958	$1,339
Provision for doubtful accounts	694	1,298	208
Reduction in allowance for doubtful accounts	(716)	(778)	(589)
Allowance for doubtful accounts – end of year	$1,456	$1,478	$958

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

We have significant international operations and, therefore, our revenues, earnings, cash flows, and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. We derive more than half of our revenues from customers outside the United States. The business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely affect our revenues, net income (loss), cash flow, and financial position. Foreign currency transaction and remeasurement losses and gains are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2021, 2020, and 2019 we recorded net losses of $1.3 million, $0.4 million, and $0.6 million respectively, that resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

We measure cash equivalents and marketable securities at fair value on a recurring basis. The cash equivalents and marketable securities consist primarily of money market investments, mutual funds, and insurance contracts held in deferred compensation plans. The money market investments and mutual funds held in our deferred compensation plan in the U.S. are reported at fair value within other current assets using quoted market prices with the gains and losses included as other income (expense) in our statement of operations. The insurance contracts held in the deferred compensation plans for employees in Israel and Germany are reported at fair value within other long-term assets using other observable inputs. Other than the investments held in our deferred compensation plans, we held no marketable securities at December 31, 2021 or 2020. Restricted cash consists of cash balances which are restricted as to withdrawal or usage and includes cash to collateralize bank letters of credit related primarily to security deposits on our facilities leases and our ongoing operations.

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

We account for goodwill under ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. We concluded that we have only one reporting unit and stockholders’ deficit of $124.1 million as of December 31, 2021. According to the guidance, the goodwill of reporting units with zero or negative carrying values will not be impaired.

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

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses for the years ended December 31, 2021, 2020, and 2019 were $2.9 million, $0.1 million, and $1.0 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. We periodically evaluate the assets, considering a number of business and economic factors, to determine if an impairment exists. No amounts have been capitalized during 2021, 2020, and 2019 as the costs incurred subsequent to the establishment of technological feasibility have not been material.

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

Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, the Middle East, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. During 2020, we also entered into a limited number of equipment leases that qualify as finance leases. Our leases have remaining terms ranging from less than one year to six years. We lease corporate office space in Burlington, Massachusetts, which expires in May 2028. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

We have elected the following lease exceptions and practical expedients:

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

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders' equity.

Recently Adopted Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. We adopted ASU 2019-12 as of January 1, 2021. The Company has determined the impact of this adoption was not material to our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements to be Adopted

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

C.    NET INCOME PER SHARE

Net income per common share is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period.

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

The following table sets forth (in thousands) common shares considered anti-dilutive securities at December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Options	—	4	565
Non-vested restricted stock units	941	737	2,642
Anti-dilutive potential common shares	941	741	3,207

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding at December 31, 2021, 2020, and 2019:

	2021	2020	2019
Weighted common shares outstanding - basic	45,101	43,822	42,649
Net effect of common stock equivalents	1,202	1,056	846
Weighted common shares outstanding - diluted	46,303	44,878	43,495

On June 15, 2015, we issued $125.0 million aggregate principal amount of our 2.00% convertible senior notes due 2020 (the “Notes”) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933. The Notes were convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. In connection with the offering of the Notes, we entered into a capped call transaction with a third party (the “Capped Call”). We used the treasury stock method in computing the dilutive impact of the Notes. The Notes were convertible into shares but our stock price was less than the conversion price at December 31, 2019, and therefore, the Notes were excluded from diluted income per share. The Capped Call was not reflected in diluted net income per share as it will always be anti-dilutive. The Notes were fully paid on June 15, 2020 when they came due.

D. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. At December 31, 2021 and 2020, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts. The assets held at fair value are included in “Other current assets” and “Other long-term assets” on our condensed consolidated balance sheet as of December 31, 2021.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$408	$99	$309	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation investments	$522	$282	$240	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

E INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Raw materials	$8,519	$8,223
Work in process	304	353
Finished goods	11,099	17,992
Total	$19,922	$26,568

At December 31, 2021 and 2020, finished goods inventory included $1.9 million and $1.2 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

F. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Computer and video equipment and software	$133,294	$137,489
Manufacturing tooling and testbeds	4,889	4,781
Office equipment	4,909	4,957
Furniture, fixtures and other	9,915	10,133
Leasehold improvements	37,034	36,784
	190,041	194,144
Less: accumulated depreciation and amortization	174,013	177,330
Total	$16,028	$16,814

We capitalize certain development costs incurred in connection with our internal use software. For the year ended December 31, 2021, we capitalized $2.6 million of contract labor and internal labor costs related to internal use software, and recorded the capitalized costs in computer and video equipment and software. There were $1.6 million of contract labor and internal labor costs capitalized for the year ended December 31, 2020. Internal use software is amortized on a straight line basis over its estimated useful life of three years, and we recorded $3.1 million of amortization expense during each 2021 and 2020, and $1.9 million of amortization expense in 2019.

Depreciation and amortization expense related to property and equipment was $8.3 million, $8.5 million, and $9.2 million for the years ended December 31, 2021, 2020, and 2019 respectively.

G.    GOODWILL

The acquisition of Orad resulted in goodwill of $32.6 million in 2015. Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reporting unit. We have stockholders’ deficit of $124.1 million as of December 31, 2021. As the goodwill of our reporting unit has a negative carrying value, it will not be impaired.

H.    LEASES

As of December 31, 2021, the weighted average incremental borrowing rate on our operating leases was 6% and the weighted average remaining lease term was 5.8 years. Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total lease costs were $7.1 million, $9.1 million, and $9.7 million, and total related cash payments were $7.6 million, $9.0 million, and $9.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short term lease costs were $1.8 million for the year ended December 31, 2021 and were immaterial for the years ended December 31, 2020 and 2019. For the years December 31, 2021, right of use assets obtained in exchange for new operating lease liabilities was $0.5 million.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $9.0 million, $10.2 million, and $10.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	6,671	264
2023	5,742	219
2024	4,925	72
2025	5,015	—
2026	5,168	—
Thereafter	6,500	—
Total future minimum lease payments	34,021	555
Less effects of discounting	(5,544)	(10)
Total lease liabilities	$28,477	$545

Reported as of December 31, 2021
Current lease liabilities included in accrued expenses and other current liabilities	5,098	256
Long-term lease liabilities	23,379	—
Other long-term liabilities	—	289
Total lease liabilities	$28,477	$545

Included in the operating lease commitments below are obligations under leases for which we have vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2026 and represent an aggregate obligation of $1.7 million. We received $0.6 million, $0.8 million, and $1.3 million of sublease income during the years ended December 31, 2021, 2020, and 2019, respectively. The future minimum lease commitments under non-cancelable leases at December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$7,323
2023	$6,276
2024	$5,395
2025	$5,468
2026	$5,187
Thereafter	$6,502
Total	$36,151

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. The weighted-average discount rate is 2.3% as of September 30, 2020, the commencement date for our leases. The finance leases are included in “Other assets” and “Other long-term liabilities” on our condensed consolidated balance sheet as of December 31, 2021.

I.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Consulting and professional fees	$1,320	$1,136
Operating lease liabilities - short term	5,098	5,870
Accrued royalties	2,842	3,302
Accrued warranty	1,219	1,095
Employee restructuring	655	3,687
Sales return & allowance	11,298	9,306
Other (individual items less than 5% of total current liabilities)	15,120	17,868
Total	$37,552	$42,264

J.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Finance lease liabilities	289	472
Deferred compensation	4,981	5,818
Other long-term liabilities	647	1,496
Total	$5,917	$7,786

K. COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five-year term of the agreement. We have purchased $11.4 million pursuant to this agreement as of December 31, 2021 to develop Azure-certified solutions which includes developing virtualized versions of many of our product offerings, allowing them to run in a private cloud, public cloud, or in hybrid deployments.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2021, be eligible to draw against the letters of credit to a maximum of $0.7 million in the aggregate.

We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate, as well as letters of credit totaling $1.9 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2022 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We have future minimum lease commitments under non-cancelable leases totaling $36.2 million which are described in detail in Note H, Leases.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2021, we entered into purchase commitments for certain inventory and other goods used in our normal operations. The purchase commitments covered by these agreements are for a period of less than 1 year and in the aggregate total $12.9 million as of December 31, 2021.

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

At December 31, 2021 and as of the date of filing of these consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Accrual balance at January 1, 2019	$1,706
Accruals for product warranties	973
Cost of warranty claims	(1,342)
Accrual balance at December 31, 2019	1,337
Accruals for product warranties	1,065
Cost of warranty claims	(1,307)
Accrual balance at December 31, 2020	1,095
Accruals for product warranties	1,349
Cost of warranty claims	(1,225)
Accrual balance at December 31, 2021	$1,219

L.     CAPITAL STOCK

Preferred Stock

We have authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as may be determined by our board of directors.

Common Stock Repurchases

On September 9, 2021, our board of directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of December 31, 2021, approximately $89.9 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the year ended December 31, 2021 the Company repurchased 874,085 shares of its common stock for $25.1 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period. As of February 28, 2022, we have purchased an additional 328,883 shares for $9.9 million.

Stock Incentive Plans

There is an aggregate of 9,940,000 of our shares of $0.01 par value per share common stock authorized and reserved for issuance under the Avid Technology, Inc. Amended and Restated 2014 Stock Incentive Plan (the “Plan”). The Plan was originally adopted by our board of directors on September 14, 2014 and approved by our stockholders on October 29, 2014. In connection with the approval of the Plan, our Amended and Restated 2005 Stock Incentive Plan has been closed; no additional awards may be granted under that 2005 plan. As of December 31, 2021, there were no remaining shares available for issuance under the 2005 plan.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair value. The assumed dividend yield of zero is based on the fact that we have never paid cash dividends and has no present expectation to pay cash dividends. The expected volatility is based on actual historic stock volatility for periods equivalent to the expected term of the award. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

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

Information with respect to options granted under all stock option plans for the year ended December 31, 2021 was as follows:

	Total Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding at December 31, 2018	891,892	$8.46	1.55	—
Granted	—	—
Exercised	(70,006)	7.39
Forfeited or Expired	(256,886)	10.70
Options Outstanding at December 31, 2019	565,000	$7.57	1.17	$571
Granted	—	—
Exercised	(319,000)	7.65
Forfeited or Expired	—	—
Options outstanding at December 31, 2020	246,000	$7.48	0.44	$1,358
Granted	—	—
Exercised	(246,000)	7.48
Forfeited or Expired	—	—
Options outstanding at December 31, 2021	—	$—	0.00	$—

Exercisable at:
December 31, 2019	565,000	$7.57	1.17	$571
December 31, 2020	246,000	$7.48	0.44	$1,358
December 31, 2021	—	$—	0.00	$—

The cash received from stock options exercised during the years ended December 31, 2020 and 2019 were $1.6 million and $0.5 million, respectively. There was no cash received from stock options exercised during the year ended December 31, 2021.

Information with respect to non-vested time-based restricted stock units for the year ended December 31, 2021 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at December 31, 2018	1,978,676	$5.12
Granted	1,320,536	7.33
Vested	(991,819)	5.16	307,005
Forfeited	(219,460)	5.98
Outstanding at December 31, 2019	2,087,933	$6.41
Granted	1,518,714	7.20
Vested	(1,193,553)	6.33	403,798
Forfeited	(298,215)	6.52
Outstanding at December 31, 2020	2,114,879	$7.01
Granted	458,469	29.01
Vested	(1,466,907)	6.83	492,008
Forfeited	(44,607)	10.43
Outstanding at December 31, 2021	1,061,834	$16.60

Information with respect to non-vested performance-based restricted stock units for the year ended December 31, 2021 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at December 31, 2018	966,143	$4.48
Granted	411,043	7.11
Vested	(666,451)	4.48	280,613
Forfeited	(156,470)	4.64
Outstanding at December 31, 2019	554,265	$6.39
Granted	578,316	6.64
Vested	(328,673)	5.80	133,596
Forfeited	(150,480)	7.11
Outstanding at December 31, 2020	653,428	$6.74
Granted	397,048	15.07
Vested	(471,112)	5.81	196,703
Forfeited	—	—
Outstanding at December 31, 2021	579,364	$13.20

The weighted-average grant date fair value of time and performance-based restricted stock units granted during the years ended December 31, 2021, 2020, and 2019 was $22.54, $7.05, and $7.28, respectively. The total weighted-average fair value of time and performance-based restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 was $12.8 million, $9.5 million, and $8.1 million, respectively.

Employee Stock Purchase Plan

On February 27, 2008, the board of directors approved our Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). On May 27, 2008 our stockholders approved an increase of the number of shares of our common stock authorized for issuance under the Second Amended and Restated ESPP from 1,700,000 to 2,500,000 shares. In May 2018, we registered an aggregate of 650,000 of our shares of $0.01 par value per share common stock, which have been authorized and reserved for issuance under the Avid Technology, Inc. Second Amended and Restated ESPP.

Our Second Amended and Restated ESPP offers our shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, we are required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. In July 2015, the board of directors approved an amendment to the ESPP to change the subscription period from three to six months and accordingly to adjust the payroll cap to $5,000 per plan period. A total of 492,194 shares remained available for issuance under the ESPP at December 31, 2021.
We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.08%	0.82%	2.37%
Expected volatility	62.9%	72.1%	48.6%
Expected life (in years)	0.49	0.50	0.49
Weighted-average fair value of shares issued (per share)	$3.77	$1.40	$1.04

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares issued under the ESPP	26,988	61,750	69,179
Average price of shares issued	$29.95	$8.67	$7.48

We did not realize a material tax benefit from the tax deductions for stock option exercises, vested restricted stock units and shares issued under the ESPP during the years ended December 31, 2021, 2020, or 2019.

Stock-Based Compensation Expense

The following table sets forth Stock-based compensation expense by award type for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Share-based compensation expense by type:
Time-based Restricted Stock Units	$10,010	$8,340	$5,900
Performance-based Restricted Stock Units	3,575	2,211	1,964
ESPP	152	113	94
Total Share-based compensation expense	$13,737	$10,664	$7,958

Stock-based compensation was included in the following captions in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$1,800	$1,339	$617
Research and development expenses	1,620	1,725	1,068
Marketing and selling expenses	2,484	2,176	1,797
General and administrative expenses	7,833	5,424	4,476
Total	$13,737	$10,664	$7,958

At December 31, 2021, there was $17.1 million of total unrecognized compensation cost related to non-vested stock-based compensation awards granted under our stock-based compensation plans. We expect this amount to be amortized approximately as follows: $9.6 million in 2022, $5.8 million in 2023, and $1.7 million in 2024. At December 31, 2021, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.1 years.

M.    EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

We have a Section 401(k) plan, which we refer to as the 401(k) plan, that covers substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. We may, upon resolution by our board of directors, make discretionary contributions to the plan. Our contributions to the 401(k) plan totaled $0.7 million in 2021, $0.5 million in 2020, and $1.6 million in 2019.

In addition, we have various retirement and post-employment plans covering certain international employees. Certain plans allow us to match employee contributions up to a specified percentage as defined by the plans. Our contributions to these plans totaled $1.4 million, $1.4 million, and $1.3 million in 2021, 2020, and 2019 respectively.

Deferred Compensation Plans

We maintain a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the board of directors. In November 2013, the board of directors determined to indefinitely suspend the Deferred Plan and not offer participants the opportunity to participate in the Deferred Plan as of 2014. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation to pay the value of the deferred compensation in the future, adjusted to reflect deemed investment performance. Payouts are generally made upon termination of employment with us. The assets of the Deferred Plan, as well as the corresponding obligations, were approximately $0.1 million and $0.3 million at December 31, 2021 and 2020, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with the acquisition of a business in 2010, we assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation to pay a fixed value, periodically adjusted for inflation, and paid in euros for a period specified in the contract. In connection with the acquisition of Orad, we assumed the assets and liabilities of a deferred compensation arrangement for employees in Israel. Our assets and liabilities related to the arrangements consisted of assets recorded in “other long-term assets” of $0.3 million at December 31, 2021 and $0.2 million at December 31, 2020, representing the value of related insurance contracts and investments, and liabilities recorded as “long-term liabilities” of $5.0 million at December 31, 2021 and $5.8 million at December 31, 2020, representing the fair value of the estimated benefits to be paid under the arrangements.

N.    INCOME TAXES

The CARES Act includes several income tax provisions such as net operating loss (“NOL”) carryback and carryforward benefits and other tax deduction benefits. As noted previously, the U.S. deferred tax asset has a full valuation; accordingly, these NOL and other benefit provisions had no impact on our financial statements for the period ended December 31, 2021 and December 31, 2020. The CARES Act accelerates the alternative minimum tax (“AMT”) credit refund originally enacted by the TCJA. At December 31, 2020, we had received the cash from the Internal Revenue Service associated with this refund receivable which had been recorded as a long-term asset at December 31, 2019.

Income (loss) before income taxes and the components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) from operations before income taxes:
United States	$31,085	$9,182	$4,311
Foreign	12,870	3,252	(1,786)
Total income from operations before income taxes	$43,955	$12,434	$2,525
Provision for (Benefit from) income taxes:
Current tax expense (benefit):
Federal	$—	$—	$(4)
State	119	133	58
Foreign benefit of net operating losses	(1,616)	(883)	(462)
Other foreign	2,612	1,295	1,632
Total current tax expense	1,115	545	1,224
Deferred tax (benefit) expense:
Federal	—	—	—
Other foreign	1,452	827	(6,300)
Total deferred tax (benefit) expense	1,452	827	(6,300)
Total provision for (benefit from) income taxes	$2,567	$1,372	$(5,076)

Net deferred tax assets (liabilities) consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Tax credit and net operating loss carryforwards	$247,658	$254,745
Allowances for bad debts	45	47
Difference in accounting for:
Revenues	3,515	6,659
Costs and expenses	27,093	23,217
Inventories	1,529	1,466
Acquired intangible assets	—	62
Long-term lease liabilities	6,093	7,432
Gross deferred tax assets	285,933	293,628
Valuation allowance	(273,877)	(278,785)
Deferred tax assets after valuation allowance	12,056	14,843
Deferred tax liabilities:
Difference in accounting for:
Revenues	—	—
Costs and expenses	(779)	(626)
Inventories	(46)	(92)
Right of use asset	(6,021)	(7,324)
Gross deferred tax liabilities	(6,846)	(8,042)
Net deferred tax assets	$5,210	$6,801
Recorded as:
Deferred tax assets, net	5,210	6,801
Deferred tax liabilities, net	—	—
Net deferred tax assets	$5,210	$6,801

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

For U.S. federal and state income tax purposes at December 31, 2021, we had tax credit carryforwards of $47.7 million, which will expire between 2022 and 2041, and net operating loss carryforwards of $704.9 million, the majority of which will expire between 2022 and 2037.
The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. We completed an assessment at December 31, 2020 regarding whether there may have been a

Section 382 ownership change and concluded that it is more likely than not that none of our net operating loss and tax credit amounts are subject to any Section 382 limitation. Our Section 382 conclusion remains unchanged at December 31, 2021.

Additionally, we have foreign net operating loss carryforwards of $93.3 million and capital loss carryforwards of $1.5 million, each with an indefinite carryforward period and tax credit carryforwards of $6.1 million that begin to expire in 2030. We have determined there is uncertainty regarding the realization of a portion of these assets and have recorded a valuation allowance against $62.1 million of net operating losses, $1.5 million of capital losses and $6.1 million of tax credits at December 31, 2021.

Our assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on our levels of pre-tax income and other tax related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal.

The following table sets forth a reconciliation of our income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Statutory tax	$9,230	$2,611	$530
Tax credits utilized and expired	892	1,356	815
Foreign operations	1,526	981	921
Change in uncertain tax positions	—	(474)	11,185
Non-deductible expenses and other	294	304	1,373
Stock based compensation	(7,542)	(430)	52
Non-deductible executive compensation	3,464	551	1,049
Non-taxable income from PPP loan forgiveness	(1,638)	—	—
Change in valuation allowance	(3,659)	(3,527)	(21,001)
Provision for (benefit from) income taxes	$2,567	$1,372	$(5,076)

The increase in our statutory tax is driven by the increase in our income from operations before taxes. The change in our tax credits is driven by expiring U.S. research and development tax credits exceeding current year tax credits generated. Changes in the jurisdictional mix of our foreign profitability drives the change in the taxes on foreign operations. The changes in our uncertain tax positions relates to the 2020 settlement of an audit issue in our Israel subsidiary. The change in our stock-based compensation was related to the increased deduction resulting from the increase in the market value of our stock compared to the book expense determined at the grant date. The increase in the non-deductible compensation was primarily related to the increased value of stock compensation awarded to our executives. An additional new line item is added in 2021 for the benefit related to the non-taxable income from the forgiveness of the PPP loan. The 2021 and 2020 decreases in our valuation allowance were primarily driven by the decreases of U.S. deferred tax assets and in 2019 by reversal of valuation allowances on our foreign net operating loss carryforwards. In 2019, we have determined that our Irish subsidiary reached a level of sustained profitability sufficient enough to release a significant portion of the valuation allowance on its net operating loss carryforward. Accordingly, we recorded a $6.0 million benefit related to a valuation allowance against the Irish subsidiary net operating loss carryforward deferred tax asset. Additionally, the reorganization of our German subsidiaries allowed us to reverse a valuation allowance on the net operating loss carryforward deferred tax asset of one of the surviving German entities. We recorded a gross benefit of $12.6 million for this release and correspondingly recorded an $11.1 million charge for a related uncertain tax position resulting in a net benefit of $1.5 million.

As a result of TCJA and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant. However, we do not have any current plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries.

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At December 31, 2019, our unrecognized tax benefits and related accrued interest and penalties related to an audit issue at our subsidiary in Israel in the amount of $1.8 million, of which $1.8 million would affect our income tax provision and effective tax rate if recognized. During 2019 we had an increase in our unrecognized tax positions of $11.1 million related to our German subsidiary net operating loss carryforward; this increase relates to the German subsidiary’s legal entity reorganization mentioned above. During 2020, we reversed the accrual for the unrecognized tax position related to the audit issue at our subsidiary in Israel due to the settlement of the issue. The total decreases to the value of our unrecognized tax benefits during 2020, including the impacts of any foreign currency revaluations, were $(0.8) million. The balance of the unrecognized benefit at December 31,2020 relates only to the unrecognized tax position related to our German subsidiary net operating loss carryforward. During 2021, we had an decrease in our unrecognized tax positions of $(0.5) million of which $0.4 million related to a withholding tax issue in our Irish subsidiary and $(0.9) million related to foreign currency revaluations. The entire balance at December 31, 2021 would not affect our income tax provision or effective rate if recognized.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Unrecognized tax benefits at January 1, 2019	$1,763
Increases for tax positions taken during a prior period	11,248
Unrecognized tax benefits at December 31, 2019	13,011
Decreases for tax positions taken during a prior period	(818)
Unrecognized tax benefits at December 31, 2020	12,193
Decreases for tax positions taken during a prior period	(524)
Unrecognized tax benefits at December 31, 2021	$11,669

We recognize interest and penalties related to uncertain tax positions in income tax expense. There were no accrued interest and penalties related to uncertain tax positions at December 31, 2021 and 2020.

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

During the year ended December 31, 2021, we recorded restructuring costs of $1.1 million. The restructuring charges for the year ended December 31, 2021 were a result of severance costs related to approximately 24 positions eliminated during 2021.

During the year ended December 31, 2020, we recorded restructuring costs of $5 million. The restructuring charges for the year ended December 31, 2020 were a result of severance costs related to approximately 93 positions eliminated during 2020.

Restructuring Summary

The following table sets forth restructuring expenses recognized for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employee	$1,116	$4,949	$599
Facility	—	97	5
Total facility and employee charges	1,116	5,046	604
Other	—	—	25
Total restructuring charges, net	$1,116	$5,046	$629

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2021, 2020, and 2019 (in thousands).

	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2018	$2,541	$318	$2,859
Restructuring charges and revisions	599	—	599
Cash payments	(2,964)	—	(2,964)
Foreign exchange impact on ending balance	(21)	—	(21)
Effect of adoption of ASC 842	—	(318)	(318)
Accrual balance at December 31, 2019	155	—	155
Restructuring charges and revisions	4,949	—	4,949
Cash payments	(1,461)	—	(1,461)
Foreign exchange impact on ending balance	44	—	44
Accrual balance at December 31, 2020	$3,687	$—	$3,687
Restructuring charges and revisions	954	—	954
Cash payments	(3,947)	—	(3,947)
Foreign exchange impact on ending balance	(39)	—	(39)
Current accrual balance at December 31, 2021	$655	$—	$655

The employee-related accruals at December 31, 2021 represent severance costs to former employees that will be paid out within 12 months, and are, therefore, included in the caption “accrued expenses and other current liabilities” in our consolidated balance sheets.

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

Maintenance Services

We offer maintenance contracts, which are typically annual, for our integrated solutions. Maintenance contracts for individual products are sold bundled with initial product offerings or as renewals once initial contracts have lapsed. Maintenance contracts are also sold on an enterprise basis where a customer purchases maintenance for all Avid products owned. Maintenance contracts are provided under our standard terms and conditions and payment is due in advance of the maintenance being provided. Maintenance contracts include stand-ready performance obligations to provide (i) Software Updates, (ii) call support, and (iii) hardware maintenance. Maintenance contract performance obligations are satisfied over time and revenue is recognized ratably over the term of the contract.

Historically, for many of our products, we had an ongoing practice of making when-and-if-available Software Updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice represents an implied performance obligation of a form of post-contract maintenance support (“Implied Maintenance Release PCS”) which represents a performance obligation. While we have ceased providing Implied Maintenance Release PCS on new product offerings, we continue to provide Implied Maintenance Release PCS for older products that were predominately sold in prior years. Revenue attributable to Implied Maintenance Release PCS performance obligations is recognized over time on a ratable basis over the period that Implied Maintenance Release PCS is expected to be provided, which is typically six years.

Integrated Solutions

We offer a wide range of video and audio products and solutions. Our video solutions consist of storage and workflow solutions, our media management solutions, and our video creative tools, which include our Media Composer, NEXIS, Airspeed, Maestro, and MediaCentral product lines that consist of software licenses or integrated hardware and software solutions. . Our audio solutions consist of sales of digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems, which include our Pro Tools, Pro Tools HD, Pro Tools | S6, VENUE | S6L, and Sibelius product lines that consist of software licenses or integrated hardware and software solutions. We sell these products to customers under a contract or signed quote and payment terms are generally 30 to 60 days from delivery. Each individual product sold to a customer represents a distinct performance obligation for us and revenue is recognized at the point in time when control of the product transfers, which is typically when the product is shipped to the customer or, in the case of certain software licenses, when the software license term commences and is accessible by the customer.

Professional Services, Training, and Other

We sell a variety of professional services, training, and other services that complement product and maintenance offerings. Professional services consist primarily of standard configuration, commissioning (i.e., setting up equipment purchased) and on-air support (i.e., monitoring a customer’s production environment available during initial system go-live, live sporting events, etc.) and providing customization services for some of our products. We also offer training and certification programs for many of our products and workflows. Other revenues include shipping and handling charges and reimbursable travel expenses. We sell professional services, training and other services under a contract or signed quote, and for larger projects, statements of work that outline the customer’s specifications and requirements. Services are primarily sold on a time and materials basis, however, fixed fee arrangements are also executed from time to time. Payments are generally billed upon completion of the service or, for larger projects, on an installment basis as services are rendered. While the nature of service deliverables can vary significantly, each service deliverable generally represents a distinct performance obligation and revenue is recognized over time, typically in proportion of the total hours incurred as a percentage of total estimated hours required to complete the project.

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

Disaggregated Revenue and Geography Information

The following is a summary of our revenues by type for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription services	$108,443	$72,831	$45,181
Maintenance services	122,411	124,175	130,443
Integrated solutions	131,073	112,904	172,513
Perpetual Licenses	23,793	27,858	34,932
Professional services, training and other services	24,224	22,698	28,719
Total net revenues	$409,944	$360,466	$411,788

The following table sets forth our revenues by geographic region for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
United States	$173,717	$143,518	$152,012
Other Americas	20,399	24,026	32,783
Europe, Middle East and Africa	160,390	142,370	161,764
Asia-Pacific	55,438	50,552	65,229
Total net revenues	$409,944	$360,466	$411,788

Contract Asset

Contract asset activity for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021	December 31, 2020
Contract asset at beginning of period	$18,579	$19,494
Revenue in excess of billings	66,455	32,005
Customer billings	(59,637)	(32,920)
Contract asset at end of period	25,397	18,579
Less: current portion	18,903	18,579
Long-term portion	$6,494	$—

The increase in contract assets during the year ended December 31, 2021 is due to the timing of payments due under our enterprise network agreements which predominately are payable annually, whereas performance obligations are fulfilled on a continuous basis partially offset by continued growth in our subscription offerings. The long-term portion of contract assets is included in “other long-term assets” in our consolidated balance sheet for the year ended December 31, 2021.

Deferred Revenue

Deferred revenue activity for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred revenue at beginning of period	$99,258	$97,901
Billings deferred	81,517	72,633
Recognition of prior deferred revenue	(82,693)	(71,276)
Deferred revenue at end of period	$98,082	$99,258

A summary of the performance obligations included in deferred revenue as of December 31, 2021 is as follows (in thousands):

December 31, 2021
Product	$4,568
Subscription	11,002
Maintenance Contracts	74,336
Implied Maintenance Release PCS	5,761
Professional services, training and other	2,415
Deferred revenue at December 31, 2021	$98,082

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

We have remaining performance obligations of $5.8 million attributable to Implied Maintenance Release PCS recorded in deferred revenue as of December 31, 2021. We expect to recognize revenue for these remaining performance obligations of $2.2 million, $1.5 million, $1.0 million, $0.7 million, and $0.3 million for the years ended December 31, 2022, 2023, 2024, 2025, and 2026, respectively, and $0.1 million thereafter.

As of December 31, 2021, we had approximately $30.4 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been invoiced and are therefore not recorded as deferred revenue on our balance sheet. Unbilled remaining performance obligations represent obligations we have to deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our unbilled remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $35.2 million in installments through 2026.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments and changes in the expected timing of delivery.

Q.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Term loan, net of unamortized debt issuance costs and debt discount of $2,059 and $2,579 at December 31, 2021 and 2020, respectively	$168,941	$198,629
PPP Loan	—	7,800
Other long-term debt	1,023	1,271
Total debt	169,964	207,700
Less: current portion	9,158	4,941
Total long-term debt	$160,806	$202,759

The following table summarizes the maturities of our borrowing obligations as of December 31, 2021 (in thousands):

Fiscal Year	Term Loan	Other Long-Term Debt	Total
2022	$9,000	$158	$9,158
2023	13,500	170	13,670
2024	18,000	182	18,182
2025	18,000	195	18,195
2026	112,500	209	112,709
Thereafter	—	109	109
Total before unamortized discount	171,000	1,023	172,023
Less: unamortized discount and issuance costs	(2,059)	—	(2,059)
Less: current portion of long-term debt	(9,000)	(158)	(9,158)
Total long-term debt	$159,941	$865	$160,806

Credit Agreement

On January 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as collateral and administrative agent, and a syndicate of banks, as lenders thereunder (the “Lenders”). Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $70.0 million in borrowings outstanding at any time. The Credit Facility, which was undrawn at closing, can be used for working capital, other general corporate purposes and for other permitted uses. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings in the principal amount of $201 million under the Company’s prior financing agreement with Cerberus Business Finance, LLC, which was then terminated. As a result of this termination, the Company incurred a loss on extinguishment of debt of $3.7 million as a result of writing off $2.6 million of remaining unamortized issuance costs as well as a $1.1 million prepayment penalty.

The Company and its subsidiary Avid Technology Worldwide, Inc. granted a security interest on substantially all of their assets to secure the obligations under the Credit Facility and the Term Loan.

The Term Loan had an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin for LIBOR loans under the Credit Agreement ranged from 2.00% to 3.25%, depending on the Company’s total net leverage ratio. The effective interest rate for the year ended December 31, 2021 was 2.99%.

The Term Loan required quarterly principal payments which commenced in March 2021 equal to 5.0% of the original principal amount of the Term Loan in years one and two, 7.5% of the original principal amount of the Term Loan in year three, and 10% of the original principal amount of the Term Loan in years four and five, with the remaining aggregate principal amount due at maturity.

The Credit Agreement contained two financial covenants: (i) a requirement to maintain a total net leverage ratio, as defined in the Credit Agreement, of no more than 4.00 to 1.00 through June 30, 2021, with step downs thereafter, and (ii) a requirement to maintain a fixed charge coverage ratio, as defined in the Credit Agreement, of no less than 1.20 to 1.00. Both the Term Loan and the revolving Credit Facility were to mature on January 5, 2026. We were in compliance with the Credit Agreement covenants as of December 31, 2021.

In connection with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan discount and issuance costs will be amortized over the five year life of the Credit Agreement. We recorded $5.3 million of interest expense on the Term Loan for the year ended December 31, 2021. As of December 31, 2021, there were no amounts drawn under the Credit Facility.

Subsequent Event

On February 25, 2022, the Company executed an Amended and Restated Credit Agreement (the “A&R Credit Agreement) with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan by approximately one year to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to SOFR, reset the principal amortization schedule, eliminated the fixed charge coverage ratio. The A&R Credit Agreement also requires the Company to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement.

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

(In thousands, except per share data)	Quarter Ended
	2021				2020
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$119,064	$101,640	$94,876	$94,364	$104,301	$90,431	$79,281	$86,453
Cost of revenues	40,717	35,737	34,738	32,948	38,951	32,174	27,719	33,302
Gross profit	78,347	65,903	60,138	61,416	65,350	58,257	51,562	53,151
Operating expenses:
Research and development	16,920	17,129	16,093	15,417	14,902	13,623	13,068	15,425
Marketing and selling	28,983	24,413	21,354	20,744	22,660	19,998	19,690	25,289
General and administrative	15,158	14,901	13,678	13,635	12,908	10,796	10,604	12,744
Restructuring costs (recoveries), net	115	(88)	15	1,074	4,038	723	140	145
Total operating expenses	61,176	56,355	51,140	50,870	54,508	45,140	43,502	53,603
Operating income (loss)	17,171	9,548	8,998	10,546	10,842	13,117	8,060	(452)
Interest expense, net	(1,609)	(1,646)	(1,783)	(2,118)	(4,565)	(4,566)	(5,616)	(5,255)
Other income (expense), net	389	7,864	150	(3,555)	636	143	118	(28)
Income (loss) before income taxes	15,951	15,766	7,365	4,873	6,913	8,694	2,562	(5,735)
Provision for (benefit from) income taxes	735	991	359	482	(174)	707	717	122
Net income (loss)	$15,216	$14,775	$7,006	$4,391	$7,087	$7,987	$1,845	$(5,857)

Net income (loss) per share – basic	$0.34	$0.32	$0.15	$0.10	$0.16	$0.18	$0.04	$(0.14)
Net income (loss) per share – diluted	$0.33	$0.32	$0.15	$0.10	$0.16	$0.18	$0.04	$(0.13)

Weighted-average common shares outstanding – basic	45,061	45,564	45,211	44,559	44,288	44,019	43,719	43,254
Weighted-average common shares outstanding – diluted	45,773	46,428	46,550	46,204	45,541	44,758	44,180	44,101

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of December 31, 2021, these disclosure controls and procedures were effective at a reasonable level of assurance.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring
Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2021. Based on the results of this evaluation, we have concluded that our internal control over financial reporting was effective at December 31, 2021.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stockholders and Board of Directors
Avid Technology, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting

We have audited Avid Technology, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
Boston, Massachusetts
March 1, 2022

ITEM 9B.OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The remainder of the response to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Delinquent 16(a) Reports,” “Board Committees,” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item will be contained in our 2022 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item will be contained in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2022 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item will be contained in our 2022 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item will be contained in our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Reports of Independent Registered Public Accounting Firms
-  Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
-  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019
-  Consolidated Balance Sheets as of December 31, 2021 and 2020
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2021, 2020, and 2019
-  Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
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
		8-K	December 7, 2018	001-36254
10.43	Amendment No. 5 to Financing Agreement, dated April 8, 2019, among Avid Technology, Inc., the Lender named therein	8-K	April 11, 2019	001-36254
10.44	Paycheck Protection Note, dated May 7, 2020, in favor of Citizens Bank N.A.	8-K	May 7, 2020	001-35254
10.45	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Jeff Rosica, Dated April 1, 2020	10-Q	May 7, 2020	001-35254
10.46	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Kenneth Gayron, Dated April 1, 2020	10-Q	May 7, 2020	001-35254
10.47	Amendment #1 to Employment Agreement between Avid Technology, Inc. and Jason Duva, Dated April 1, 2020	10-Q	May 7, 2020	001-35254
10.48	Amendment to Contract of Employment between Avid Technology Europe Limited and Tom Cordiner Dated April 1, 2020	10-Q	May 7, 2020	001-35254
10.49	Amendment No. 7 to Financing Agreement, dated February 26, 2016, among Avid Technology, Inc. and the Lenders named therein.	8-K	May 19, 2020	001-36254
10.50	Credit Agreement, dated as of January 5, 2021, among Avid Technology, Inc., each of the lenders and financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	January 5, 2021	001-36254

10.51	2021 Annual Business Unit Plan		8-K	March 17, 2021	001-36254
10.52	Avid Technology Announces $115 Million Share Repurchase Authorization		8-K	September 10, 2021	001-36254
10.53	Amended and Restated Credit Agreement, dated February 25, 2022, among Avid Technology, Inc. and the Lenders named therein.	X
21	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
______________________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Jeff Rosica
Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeff Rosica	By:	/s/ Kenneth Gayron	By:	/s/ Garrard Brown
	Jeff Rosica President and Chief Executive Officer (Principal Executive Officer)		Kenneth Gayron Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Garrard Brown Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 1, 2022	Date:	March 1, 2022	Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Peter Westley
Peter Westley	Chairman of the Board of Directors	March 1, 2022

/s/ Jeff Rosica
Jeff Rosica	President and Chief Executive Officer	March 1, 2022

/s/ Christian A. Asmar
Christian A. Asmar	Director	March 1, 2022

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 1, 2022

/s/ Paula E. Boggs
Paula E. Boggs	Director	March 1, 2022

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 1, 2022

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	March 1, 2022

/s/ Michelle Munson
Michelle Munson	Director	March 1, 2022

/s/ Daniel B. Silvers
Daniel B. Silvers	Director	March 1, 2022

/s/ John P. Wallace
John P. Wallace	Director	March 1, 2022