Form 10-Q
period 2022-03-31
AVID TECHNOLOGY, INC.
filed 2022-05-04
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 2, 2022, was 44,971,814.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

•the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations, including acts of war, armed conflict, and cyber conflict, such as the Russian invasion of Ukraine, and related international sanctions and reprisals;

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

•our ability to protect and enforce our intellectual property rights; and

•the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of the COVID-19 pandemic

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenues:
Subscription	$32,954	24,868
Maintenance	28,327	29,852
Integrated solutions & other	39,368	39,644
Total net revenues	100,649	94,364

Cost of revenues:
Subscription	5,602	2,615
Maintenance	5,277	5,574
Integrated solutions & other	23,006	24,759
Total cost of revenues	33,885	32,948
Gross profit	66,764	61,416

Operating expenses:
Research and development	16,736	15,417
Marketing and selling	21,927	20,744
General and administrative	14,811	13,635
Restructuring costs, net	15	1,074
Total operating expenses	53,489	50,870

Operating income	13,275	10,546

Interest expense, net	(1,476)	(2,118)
Other expense, net	(87)	(3,555)
Income before income taxes	11,712	4,873
Provision for income taxes	1,126	482
Net income	$10,586	$4,391

Net income per common share – basic	$0.24	$0.10
Net income per common share – diluted	$0.23	$0.10

Weighted-average common shares outstanding – basic	44,817	44,559
Weighted-average common shares outstanding – diluted	45,408	46,204
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$10,586	$4,391

Other comprehensive (loss) income:
Foreign currency translation adjustments	(201)	(1,457)

Comprehensive income	$10,385	$2,934
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,245	$56,818
Restricted cash	2,013	2,416
Accounts receivable, net of allowances of $1,298 and $1,456 at March 31, 2022 and December 31, 2021, respectively	57,410	77,046
Inventories	17,817	19,922
Prepaid expenses	7,137	5,464
Contract assets	25,542	18,903
Other current assets	1,896	1,953
Total current assets	153,060	182,522
Property and equipment, net	17,742	16,028
Goodwill	32,643	32,643
Right of use assets	23,242	24,143
Deferred tax assets, net	4,155	5,210
Other long-term assets	14,265	13,454
Total assets	$245,107	$274,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,380	$26,854
Accrued compensation and benefits	26,821	35,458
Accrued expenses and other current liabilities	36,457	37,552
Income taxes payable	145	868
Short-term debt	8,709	9,158
Deferred revenue	80,744	87,475
Total current liabilities	174,256	197,365
Long-term debt	160,889	160,806
Long-term deferred revenue	11,578	10,607
Long-term lease liabilities	22,673	23,379
Other long-term liabilities	5,730	5,917
Total liabilities	375,126	398,074

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,219 shares at March 31, 2022 and 45,828 shares at December 31, 2021; outstanding: 44,991 shares at March 31, 2022 and 44,954 shares at December 31, 2021	459	455
Treasury stock	(35,906)	(25,090)
Additional paid-in capital	1,026,115	1,031,633
Accumulated deficit	(1,116,373)	(1,126,959)
Accumulated other comprehensive loss	(4,314)	(4,113)
Total stockholders’ deficit	(130,019)	(124,074)
Total liabilities and stockholders’ deficit	$245,107	$274,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three Months Ended March 31, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	455	(25,090)	1,031,633	(1,126,959)	(4,113)	(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	459	(35,906)	1,026,115	(1,116,373)	(4,314)	(130,019)

Three Months Ended March 31, 2021
	Shares of Common Stock			Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	—	442	1,036,658	(1,168,347)	(1,677)	(132,924)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	592	—	6	(7,712)	—	—	(7,706)

Stock-based compensation	—	—	—	3,122	—	—	3,122

Net income	—	—	—	—	4,391	—	4,391

Other comprehensive loss	—	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	—	448	1,032,068	(1,163,956)	(3,134)	(134,574)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$10,586	$4,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,803	2,119
(Recovery) allowance for doubtful accounts	(135)	83
Stock-based compensation expense	3,422	3,122
Non-cash provision for restructuring	15	912
Non-cash interest expense	126	129
Loss on extinguishment of debt	—	2,579
Loss on disposal of fixed assets	548	—
Unrealized foreign currency transaction gains	(128)	(1,432)
Benefit from deferred taxes	1,055	501
Changes in operating assets and liabilities:
Accounts receivable	19,770	19,702
Inventories	2,105	(1,048)
Prepaid expenses and other assets	(2,067)	(866)
Accounts payable	(5,473)	(2,604)
Accrued expenses, compensation and benefits and other liabilities	(9,993)	(9,887)
Income taxes payable	(723)	(259)
Deferred revenue and contract assets	(12,995)	(5,129)
Net cash provided by operating activities	7,916	12,313

Cash flows from investing activities:
Purchases of property and equipment	(3,244)	(1,254)
Net cash used in investing activities	(3,244)	(1,254)

Cash flows from financing activities:
Proceeds from long-term debt	—	180,000
Repayment of debt	—	(201,208)
Repayment of debt principal	(53)	(2,346)
Payments for repurchase of common stock	(10,562)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(8,936)	(7,706)
Prepayment penalty on extinguishment of debt	—	(1,169)
Payments for credit facility issuance costs	(440)	(2,574)
Net cash used in financing activities	(19,991)	(35,003)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(254)	(332)
Net decrease in cash, cash equivalents and restricted cash	(15,573)	(24,276)
Cash, cash equivalents and restricted cash at beginning of period	60,556	83,638
Cash, cash equivalents and restricted cash at end of period	$44,983	$59,362
Supplemental information:
Cash and cash equivalents	$41,245	$55,624
Restricted cash	2,013	1,422
Restricted cash included in other long-term assets	1,725	2,316
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,983	$59,362

Cash paid for income taxes	$851	$281
Cash paid for interest	$1,176	$3,630
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income, financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

The novel coronavirus (COVID-19) pandemic, together with the measures implemented or recommended by governmental authorities and private organizations in response to the pandemic, has had a material adverse impact to the Company's business, operating results and financial condition primarily due to reduced demand for our products and services which has led to lower net revenues.

Through the first quarter of 2022, our results have continued in the same direction as our 2021 results, reflecting a gradual recovery in spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain countries continue to face challenges with renewed lockdowns and travel restrictions in response to new variants and there remains uncertainty relating to the ongoing spread and severity of those variants. Although we are encouraged by the trends we saw during 2021 and during the first quarter of 2022, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Our operations, and the operations of our customers, are vulnerable to interruptions, delays, complications, and other impacts from natural disasters and catastrophic events, including pandemics such as the COVID-19 pandemic, as well as political unrest including armed conflicts such as the Russian invasion of Ukraine. Ongoing effects of the COVID-19 pandemic and its subsequent variants continue to complicate supply chain logistics and cause delays, and the Russian invasion of Ukraine may exacerbate supply chain issues further.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. We adopted ASU 2020-04 as of January 1, 2022. The Company has determined the impact of this adoption was not material to our consolidated financial statements and related disclosures.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Non-vested restricted stock units	783	1,040

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022	March 31, 2021
Weighted common shares outstanding - basic	44,817	44,559
Net effect of common stock equivalents	591	1,645
Weighted common shares outstanding - diluted	45,408	46,204

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2022 and December 31, 2021, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$396	$93	$303	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$408	$99	$309	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$7,229	$8,519
Work in process	304	304
Finished goods	10,284	11,099
Total	$17,817	$19,922

As of March 31, 2022 and December 31, 2021, finished goods inventory included $1.3 million and $1.9 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of March 31, 2022, the weighted average incremental borrowing rate was 5.9% and the weighted average remaining lease term was 5.7 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of March 31, 2022, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 1.8 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.5 million and $1.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Related cash payments were $1.5 million and $2.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Short term lease costs were $0.6 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2022 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding three months ended March 31, 2022)	$4,776	$188
2023	5,937	219
2024	5,130	72
2025	5,151	—
2026	5,163	—
Thereafter	6,495	—
Total future minimum lease payments	$32,652	$479
Less effects of discounting	(5,159)	(9)
Total lease liabilities	$27,493	$470

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	March 31, 2022
Right of use assets	$23,242

Accrued expenses and other current liabilities	(4,820)
Long-term lease liabilities	(22,673)
Total lease liabilities	$(27,493)

Finance Leases	March 31, 2022
Other assets	$438

Accrued expenses and other current liabilities	(245)
Other long-term liabilities	(225)
Total lease liabilities	$(470)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred compensation	$4,875	$4,981
Finance lease liabilities	225	289
Other long-term liabilities	630	647
Total	$5,730	$5,917

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $13.5 million of products and services pursuant to this agreement as of March 31, 2022.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2022, be eligible to draw against the letters of credit to a maximum of $0.7 million.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of March 31, 2022.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former employee’s employment agreement. On April 16, 2019, we received an additional notice again alleging we breached the former employee’s employment agreement. We have since been in communications with our former Chairman and Chief Executive Officer’s counsel. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At March 31, 2022 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Accrual balance at beginning of period	$1,219	$1,095
Accruals for product warranties	321	466
Costs of warranty claims	(306)	(374)
Accrual balance at end of period	$1,234	$1,187

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.    RESTRUCTURING COSTS AND ACCRUALS

In October 2020, we committed to a restructuring plan in order to undergo a strategic reorganization of our business. The strategic reorganization involved significant changes in business operations to better support our strategy and overall performance. The restructuring plan related to our strategic reorganization is expected to be substantially completed in 2022.

During the three months ended March 31, 2022, we recorded an immaterial amount of restructuring charges due to employee severance cost adjustments.

During the three months ended March 31, 2021, we recorded restructuring charges of $1.1 million for employee severance costs related to approximately 23 positions eliminated during the first quarter of 2021.

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2022 (in thousands):

Employee
Accrual balance as of December 31, 2021	$655
Restructuring charges and revisions	15
Cash payments	(665)
Foreign exchange impact on ending balance	(5)
Accrual balance as of March 31, 2022	$—

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscriptions	32,954	24,868
Maintenance	28,327	29,852
Integrated solutions & other	39,368	39,644
Total net revenues	$100,649	$94,364

The following table sets forth our revenues by geographic region for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$44,389	$39,471
Other Americas	4,894	5,179
Europe, Middle East and Africa	38,845	36,523
Asia-Pacific	12,521	13,191
Total net revenues	$100,649	$94,364

Contract Asset

Contract asset activity for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	March 31, 2022	March 31, 2021
Contract asset at beginning of period	$25,397	$18,579
Revenue in excess of billings	9,891	14,395
Customer billings	(2,657)	(11,019)
Contract asset at end of period	$32,631	$21,955
Less: long-term portion (recorded in other long-term assets)	7,089	—
Contract asset, current portion	$25,542	$21,955

Deferred Revenue

Deferred revenue activity for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	March 31, 2022	March 31, 2021
Deferred revenue at beginning of period	$98,082	$99,259
Billings deferred	29,506	31,132
Recognition of prior deferred revenue	(35,266)	(32,885)
Deferred revenue at end of period	$92,322	$97,506

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

March 31, 2022
Product	$6,210
Subscription	6,719
Maintenance contracts	71,294
Implied PCS	5,200
Professional services, training and other	2,899
Deferred revenue at March 31, 2022	$92,322

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $5.2 million attributable to Implied PCS recorded in deferred revenue as of March 31, 2022. We expect to recognize revenue for these remaining performance obligations of $1.6 million for the remainder of 2022 and $1.5 million, $1.1 million, $0.6 million and $0.3 million for the years ending December 31, 2023, 2024, 2025, and 2026, respectively, and $0.1 million thereafter.

As of March 31, 2022, we had approximately $35.6 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $25.5 million of these performance obligations were unbilled as of March 31, 2022. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $35.6 million in roughly equal installments through 2027.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term Loan, net of unamortized issuance costs and debt discount of $2,373 and $2,059 at March 31, 2022 and December 31, 2021, respectively	$168,627	$168,941
Other long-term debt	971	1,023
Total debt	$169,598	$169,964
Less: current portion	8,709	9,158
Total long-term debt	$160,889	$160,806

The following table summarizes the contractual maturities of our borrowing obligations as of March 31, 2022 (in thousands):

Fiscal Year	Term Loan	Other Long-Term Debt	Total
2022	$6,413	118	$6,531
2023	8,550	167	8,717
2024	11,756	179	11,935
2025	16,031	192	16,223
2026	17,100	206	17,306
Thereafter	111,150	109	111,259
Total before unamortized discount	171,000	971	171,971
Less: unamortized discount and issuance costs	(2,373)	—	(2,373)
Less: current portion of long-term debt	(8,550)	(159)	(8,709)
Total long-term debt	$160,077	$812	$160,889

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

In association with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan had an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin on the Term Loan and the Credit Facility ranged from 2.00% to 3.25%, depending on leverage.

On February 25, 2022, the Company executed an Amended and Restated Credit Agreement (the “A&R Credit Agreement) with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan by approximately one year to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The effective interest rate for the three months ended March 31, 2022 was 2.75%.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The A&R Credit Agreement also requires the Company to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement. We were in compliance with the Credit Agreement covenants as of March 31, 2022.

In connection with the A&R Credit Agreement, the Company incurred an additional $0.4 million of issuance costs during the three months ended March 31, 2022. These additional costs and the remaining unamortized Term Loan discount and issuance costs will be amortized jointly over the amended remaining life of the A&R Credit Agreement. We recorded $1.2 million of interest expense on the Term Loan for the three months ended March 31, 2022. As of March 31, 2022, there were no amounts drawn under the Credit Facility.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested restricted stock units for the three months ended March 31, 2022 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	1,061,834	$16.60			—
Granted	164,405	31.22			—
Vested	(235,721)	11.20			(136,435)
Forfeited	(19,976)	17.62			—
Outstanding at March 31, 2022	970,542	$20.37	0.91	$33,833

Information with respect to the Company’s non-vested performance-based restricted stock units for the three months ended March 31, 2022 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	579,364	$13.20			—
Granted	296,405	22.69			—
Vested	(454,804)	10.19			(254,596)
Forfeited	(3,448)	26.38			—
Non-vested at March 31, 2022	417,517	$23.11	1.46	$14,555

The following table sets forth stock-based compensation expense by award type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,428	$2,437
Performance-based Restricted Stock Units	948	656
ESPP	46	29
Total share-based compensation expense	$3,422	$3,122

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$426	$440
Research and development expenses	350	521
Marketing and selling expenses	598	602
General and administrative expenses	2,048	1,559
Total share-based compensation expense	$3,422	$3,122

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of March 31, 2022, approximately $79.1 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended March 31, 2022, the Company repurchased 354,472 shares of its common stock for $10.8 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of March 31, 2022, we had approximately 432,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Avid continued to invest in our Digital Transformation Initiative through the first quarter of 2022, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021 and over the next four years, we plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscriptions	$32,954	$24,868
Maintenance	28,327	29,852
Subscriptions and Maintenance	61,281	54,720
Perpetual Licenses	5,197	7,058
Software Licenses and Maintenance	66,478	61,778
Integrated solutions	28,212	26,209
Professional services & training	5,959	6,377
Total revenue	$100,649	$94,364

Recent Developments Affecting on Our Business

The COVID-19 pandemic has created significant global economic uncertainty which adversely impacted our business and the business of our customers and partners during 2020. However, our results through 2021 and the first quarter of 2022, reflected a gradual recovery in spending levels with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the United States. At the same time, certain countries continue to face challenges and there remains uncertainty relating to the ongoing spread and severity of the virus and its variants. Although we are encouraged by the trends we have seen, to the extent that the pandemic continues to have negative impacts on economies, our results could be affected and uneven. Ongoing effects of the COVID-19 pandemic and its subsequent variants continue to complicate supply chain logistics and cause delays, and the Russian invasion of Ukraine may exacerbate supply chain issues further. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

CRITICAL ACCOUNTING ESTIMATES

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

We believe that our critical accounting policies and estimates are those related to revenue recognition and allowances for sales returns and exchanges, stock-based compensation, and income tax assets and liabilities. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2021 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates”. There have been no significant changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net revenues:
Subscriptions	32.7%	26.4%
Maintenance	28.1%	31.6%
Integrated solutions & other	39.2%	42.0%
Total net revenues	100.0%	100.0%
Cost of revenues	33.7%	34.9%
Gross margin	66.3%	65.1%
Operating expenses:
Research and development	16.6%	16.3%
Marketing and selling	21.8%	22.0%
General and administrative	14.7%	14.5%
Restructuring costs, net	—%	1.1%
Total operating expenses	53.1%	53.9%
Operating income	13.2%	11.2%
Interest expense, net	(1.5)%	(2.2)%
Other income, net	(0.1)%	(3.8)%
Income before income taxes	11.6%	5.2%
Provision for income taxes	1.1%	0.5%
Net income	10.5%	4.7%

Net Revenues

Our net revenues are derived mainly from sales of subscription software solutions, maintenance contracts, and integrated solutions for digital media content production, management and distribution, and related professional services. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to orders for large, complex solutions, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Revenues for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Net Revenues	$	%	Net Revenues
Subscriptions	$32,954	$8,086	32.5%	$24,868
Maintenance	28,327	(1,525)	(5.1)%	29,852
Integrated solutions & other	39,368	(276)	(0.7)%	39,644
Total net revenues	$100,649	$6,285	6.7%	$94,364

Net Revenues for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	44%	42%
Other Americas	5%	5%
Europe, Middle East and Africa	39%	39%
Asia-Pacific	12%	14%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, Pro Tools, and Sibelius offerings. Subscription revenues increased $8.1 million, or 32.5%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase for the three months ended March 31, 2022 was primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $1.5 million, or 5.1%, for the three months ended March 31, 2022, compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily due to customers transitioning from our perpetual based licenses to our subscription licenses.

Integrated Solutions and other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems as well as professional and learning services. Integrated solutions and other revenues decreased slightly, for the three months ended March 31, 2022, compared to the same period in 2021 as the result of delayed shipments due to supply chain issues.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Costs	$	%	Costs
Subscriptions	$5,602	$2,987	114.2%	$2,615
Maintenance	5,277	(297)	(5.3)%	5,574
Integrated solutions & other	23,006	(1,753)	(7.1)%	24,759
Total cost of revenues	$33,885	$937	2.8%	$32,948

Gross profit	$66,764	$5,348	8.7%	$61,416

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2021 and 2020

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products, and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our gross margin percentage for the three months ended March 31, 2022 increased to 66.3% from 65.1% compared to the same period in 2021. This increase was primarily due to increased volume on our higher margin subscription revenue as well as an improvement in our integrated solutions gross margin. This was offset by the decrease in our subscription margins due to increased customer care costs being allocated to subscription.

Gross Margin % for the Three Months Ended March 31, 2022 and 2021
	2022 Gross Margin %	Change	2021 Gross Margin %
Subscription	83.0%	(6.5)%	89.5%
Maintenance	81.4%	0.1%	81.3%
Integrated solutions & other	41.6%	4.1%	37.5%
Total	66.3%	1.2%	65.1%

Gross Margin % for the Nine Months Ended September 30, 2021 and 2020

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Expenses	$	%	Expenses
Research and development	$16,736	$1,319	8.6%	$15,417
Marketing and selling	21,927	1,183	5.7%	20,744
General and administrative	14,811	1,176	8.6%	13,635
Restructuring costs, net	15	(1,059)	(98.6)%	1,074
Total operating expenses	$53,489	$2,619	5.1%	$50,870

Operating income	$13,275	$2,729	25.9%	$10,546

Operating Expenses and Operating Loss for the Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. R&D expenses increased $1.3 million, or 8.6%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase in R&D expenses was primarily due to increased consulting and outside research and development services for the three months ended March 31, 2022, compared to the same period in 2021.

Change in R&D Expenses for the Three Months Ended March 31, 2022 and 2021

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

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Personnel-related	225	1.4%
Advertising and promotions	370	76.3%
Consulting and outside services	369	51.5%
Foreign exchange (gains) and losses	727	1,115.4%
Other	(508)	(14.3)%
Total marketing and selling expenses decrease	$1,183	5.7%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2021 and 2020

The increase in advertising and promotions expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily the result of resuming our attendance at trade shows that were paused in 2021 and increased advertising efforts to promote increased sales. The increase in consulting and outside services for the three months ended March 31, 2022 was primarily due to an increased used of external contractors to provide marketing and promotional support as well as assist in our digital transformation initiative. The change in foreign exchange translations for the three months ended March 31, 2022, compared to the same period in 2021, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility. The decrease in other expenses for the three months ended March 31, 2022 was related to a reduction in our bad debt allowance.

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

Change in G&A Expenses for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022 Increase From 2021
	$	%
Personnel-related	595	8.8%
Facilities and information	151	10.0%
Other	430	8.0%
Total G&A expenses increase	$1,176	8.6%

The increase in personnel-related expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in variable related compensation as a result of the Company’s continued strong performance. The increase in other expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily a result of business development activities as well as our digital transformation initiative.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
		$	%
Provision for income taxes	$1,126	$644	133.6%	$482

Provision for Income Taxes for the Nine Months Ended September 30, 2021 and 2020
We had a tax provision of 9.6% and 9.9% as a percentage of income and loss before tax for the three months ended March 31, 2022 and 2021, respectively. The increase in the tax provision for the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to the increase in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $41.2 million as of March 31, 2022, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

We have continued our commitment to a digital transformation initiative focused around modernizing our enterprise-wide infrastructure and technologies to benefit our customers and drive enhanced performance across the company, which we started in the quarter ended September 30, 2021. Over the next four years we plan to invest significant funds and resources towards implementing these new technologies.

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

On February 25, 2022, the Company executed the A&R Credit Agreement with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan by approximately one year to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to SOFR, reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The A&R Credit Agreement contains a financial covenant to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement. The Term Loan, as amended, has an initial interest rate of SOFR plus an applicable margin of 2.25%, with a 0% floor. The applicable margin for SOFR loans under the A&R Credit Agreement ranges from 1.75% to 3.0%, depending on the Company’s total net leverage ratio. Both the Term Loan and the revolving Credit Facility mature on February 25, 2027.

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

In the event revenues in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the net leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the A&R Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the A&R Credit Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$7,916	$12,313
Net cash used in investing activities	(3,244)	(1,254)
Net cash used in financing activities	(19,991)	(35,003)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(254)	(332)
Net decrease in cash, cash equivalents and restricted cash	$(15,573)	$(24,276)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $7.9 million for the three months ended March 31, 2022. The decrease in cash provided by operations compared to the three months ended March 31, 2021 was primarily due to a change in working capital.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash flows used in investing activities reflected $3.2 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash flows used in financing activities were primarily the result of our stock repurchase program and our common stock repurchases for tax withholdings for net settlement of equity awards.

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

We recorded a net foreign exchange loss of $0.7 million and an immaterial net foreign exchange gain for the three months ended March 31, 2022 and 2021, respectively. The foreign exchange gains and losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2022 would not have a significant impact on our financial position, results of operations, or cash flows.

Interest Rate Risk

On February 25, 2022, the Company executed an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement had an initial interest rate of SOFR plus an applicable margin of 2.25%, with a 0% floor. The applicable margin for SOFR loans under the A&R Credit Agreement ranges from 1.75% to 3.0%, depending on the Company’s total net leverage ratio. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of March 31, 2022, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
January 1, 2022 - January 31, 2022	197,666	$30.33	197,666	$83,914,520
February 1, 2022 - February 28, 2022	131,217	$30.11	131,217	$79,963,950
March 1, 2022 - March 31, 2022	25,589	$33.99	25,589	$79,094,302

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

ITEM 6.    EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Amended and Restated By-Laws, amended		8-K	March 31, 2017	001-36254
3.2	Amendment to the Amended and Restated By-Laws		10-K	March 9, 2020	001-36254
10.01	Amended and Restated Credit Agreement, dated February 25, 2022, among Avid Technology, Inc. and the Lenders named therein.		10-K	March 1, 2022	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 4, 2022	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer