Form 10-Q
period 2022-06-30
AVID TECHNOLOGY, INC.
filed 2022-08-02
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(978) 640-3000
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of July 29, 2022, was 44,638,177.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Subscription	$34,142	$21,508	$67,096	$46,376
Maintenance	27,775	30,443	56,102	60,295
Integrated solutions & other	35,763	42,925	75,131	82,569
Total net revenues	97,680	94,876	198,329	189,240

Cost of revenues:
Subscription	6,292	3,575	11,894	6,190
Maintenance	5,253	5,822	10,530	11,396
Integrated solutions & other	22,769	25,341	45,775	50,100
Total cost of revenues	34,314	34,738	68,199	67,686
Gross profit	63,366	60,138	130,130	121,554

Operating expenses:
Research and development	16,023	16,093	32,759	31,510
Marketing and selling	23,673	21,354	45,600	42,098
General and administrative	13,364	13,678	28,175	27,313
Restructuring costs, net	342	15	357	1,089
Total operating expenses	53,402	51,140	106,891	102,010

Operating income	9,964	8,998	23,239	19,544

Interest expense, net	(1,944)	(1,783)	(3,420)	(3,901)
Other income (expense), net	79	150	(8)	(3,405)
Income before income taxes	8,099	7,365	19,811	12,238
Provision for income taxes	726	359	1,852	841
Net income	$7,373	$7,006	$17,959	$11,397

Net income per common share – basic	$0.16	$0.15	$0.40	$0.25
Net income per common share – diluted	$0.16	$0.15	$0.40	$0.25

Weighted-average common shares outstanding – basic	44,740	45,211	44,778	44,887
Weighted-average common shares outstanding – diluted	45,110	46,550	45,280	46,420
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$7,373	$7,006	$17,959	$11,397

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,735)	215	(1,936)	(1,242)

Comprehensive income	$5,638	$7,221	$16,023	$10,155
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,332	$56,818
Restricted cash	2,413	2,416
Accounts receivable, net of allowances of $1,653 and $1,456 at June 30, 2022 and December 31, 2021, respectively	53,878	77,046
Inventories	19,249	19,922
Prepaid expenses	9,003	5,464
Contract assets	20,950	18,903
Other current assets	2,199	1,953
Total current assets	152,024	182,522
Property and equipment, net	19,689	16,028
Goodwill	32,643	32,643
Right of use assets	21,874	24,143
Deferred tax assets, net	3,600	5,210
Other long-term assets	17,292	13,454
Total assets	$247,122	$274,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,899	$26,854
Accrued compensation and benefits	21,568	35,458
Accrued expenses and other current liabilities	34,902	37,552
Income taxes payable	92	868
Short-term debt	8,701	9,158
Deferred revenue	68,724	87,475
Total current liabilities	166,886	197,365
Long-term debt	177,782	160,806
Long-term deferred revenue	12,209	10,607
Long-term lease liabilities	21,298	23,379
Other long-term liabilities	5,307	5,917
Total liabilities	383,482	398,074

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,408 shares at June 30, 2022 and 45,828 shares at December 31, 2021; outstanding: 44,620 shares at June 30, 2022 and 44,954 shares at December 31, 2021	461	455
Treasury stock	(50,049)	(25,090)
Additional paid-in capital	1,028,277	1,031,633
Accumulated deficit	(1,109,000)	(1,126,959)
Accumulated other comprehensive loss	(6,049)	(4,113)
Total stockholders’ deficit	(136,360)	(124,074)
Total liabilities and stockholders’ deficit	$247,122	$274,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three and Six Months Ended June 30, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	459	(35,906)	1,026,115	(1,116,373)	(4,314)	(130,019)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	189	—	2	—	(1,483)	—	—	(1,481)

Repurchase of common stock	—	(560)	—	(14,143)	—	—	—	(14,143)

Stock-based compensation	—	—	—	—	3,645	—	—	3,645

Net income	—	—	—	—	—	7,373	—	7,373

Other comprehensive loss	—	—	—	—	—	—	(1,735)	(1,735)

Balances at June 30, 2022	46,408	(1,788)	$461	$(50,049)	$1,028,277	$(1,109,000)	$(6,049)	$(136,360)

Three and Six Months Ended June 30, 2021
	Shares of Common Stock			Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	—	442	1,036,658	(1,168,347)	(1,677)	(132,924)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	592	—	6	(7,712)	—	—	(7,706)

Stock-based compensation	—	—	—	3,122	—	—	3,122

Net income	—	—	—	—	4,391	—	4,391

Other comprehensive loss	—	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	—	448	1,032,068	(1,163,956)	(3,134)	(134,574)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	513	—	4	(5,973)	—	—	(5,969)

Stock-based compensation	—	—	—	3,580	—	—	3,580

Net income	—	—	—	—	7,006	—	7,006

Other comprehensive income	—	—	—	—	—	215	215

Balances at June 30, 2021	45,525	—	452	1,029,675	(1,156,950)	(2,919)	(129,742)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$17,959	$11,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,869	4,321
Allowance for doubtful accounts	222	270
Stock-based compensation expense	7,067	6,702
Non-cash provision for restructuring	338	927
Non-cash interest expense	247	257
Loss on extinguishment of debt	—	2,579
Loss on disposal of fixed assets	548	—
Unrealized foreign currency transaction gains	(1,729)	(1,468)
Benefit from deferred taxes	1,610	547
Changes in operating assets and liabilities:
Accounts receivable	22,945	19,599
Inventories	672	2,326
Prepaid expenses and other assets	(5,664)	(2,629)
Accounts payable	6,044	(48)
Accrued expenses, compensation and benefits and other liabilities	(16,105)	(14,942)
Income taxes payable	(776)	(16)
Deferred revenue and contract assets	(22,026)	(10,924)
Net cash provided by operating activities	15,221	18,898

Cash flows from investing activities:
Purchases of property and equipment	(7,359)	(2,275)
Net cash used in investing activities	(7,359)	(2,275)

Cash flows from financing activities:
Proceeds from revolving credit facility	19,000	—
Proceeds from long-term debt	—	180,000
Repayment of debt	(2,288)	(205,824)
Payments for repurchase of common stock	(25,262)	—
Proceeds from the issuance of common stock under employee stock plans	468	363
Common stock repurchases for tax withholdings for net settlement of equity awards	(10,885)	(14,038)
Prepayment penalty on extinguishment of debt	—	(1,169)
Payments for credit facility issuance costs	(440)	(2,574)
Net cash used in financing activities	(19,407)	(43,242)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(941)	56
Net decrease in cash, cash equivalents and restricted cash	(12,486)	(26,563)
Cash, cash equivalents and restricted cash at beginning of period	60,556	83,638
Cash, cash equivalents and restricted cash at end of period	$48,070	$57,075
Supplemental information:
Cash and cash equivalents	$44,332	$53,337
Restricted cash	2,413	1,422
Restricted cash included in other long-term assets	1,325	2,316
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$48,070	$57,075

Cash paid for income taxes	$1,293	$336
Cash paid for interest	$1,542	$1,308
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

The consolidated results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, including disrupted supply chains and significant volatility in financial markets. The countries in which the Company operates have begun easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 will continue to have on worldwide economic activity or the Company’s financial position. In addition, the Russian invasion of Ukraine has led to further economic disruption, which may exacerbate supply chain issues further. The Company continues to assess the potential impacts of armed conflict and COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 as information becomes available.

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

Reclassifications

As our business continues to shift towards a subscription-based model, we have reformatted our income statement presentation to conform with this shift starting on our Annual Report for the year ended December 31, 2021. We have reclassified certain prior period amounts related to revenue and cost of goods sold within our consolidated statements of operations and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue or total cost of goods sold.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company adopted ASU 2020-04 as of January 1, 2022. The Company has determined the impact of this adoption was not material to our consolidated financial statements and related disclosures.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Non-vested restricted stock units	826	910

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted common shares outstanding - basic	44,740	45,211	44,778	44,887
Net effect of common stock equivalents	370	1,339	502	1,533
Weighted common shares outstanding - diluted	45,110	46,550	45,280	46,420

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2022 and December 31, 2021, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$376	$88	$288	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$408	$99	$309	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,460	$8,519
Work in process	288	304
Finished goods	11,501	11,099
Total	$19,249	$19,922

As of June 30, 2022 and December 31, 2021, finished goods inventory included $2.1 million and $1.9 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of June 30, 2022, the weighted average incremental borrowing rate was 5.9% and the weighted average remaining lease term was 5.5 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of June 30, 2022, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 1.6 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.4 million and $1.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively and $2.9 million and $3.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Related cash payments were $1.5 million and $1.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $3.1 million and $4.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Short term lease costs were $0.6 million and $0.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2022 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding six months ended June 30, 2022)	$3,158	$120
2023	5,836	219
2024	5,062	72
2025	5,091	—
2026	5,114	—
Thereafter	6,471	—
Total future minimum lease payments	$30,732	$411
Less effects of discounting	(4,720)	(5)
Total lease liabilities	$26,012	$406

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	June 30, 2022
Right of use assets	$21,874

Accrued expenses and other current liabilities	(4,714)
Long-term lease liabilities	(21,298)
Total lease liabilities	$(26,012)

Finance Leases	June 30, 2022
Other assets	$376

Accrued expenses and other current liabilities	(245)
Other long-term liabilities	(161)
Total lease liabilities	$(406)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred compensation	$4,533	$4,981
Finance lease liabilities	161	289
Other long-term liabilities	613	647
Total	$5,307	$5,917

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $15.7 million of products and services pursuant to this agreement as of June 30, 2022.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2022, be eligible to draw against the letters of credit to a maximum of $0.7 million.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of June 30, 2022.

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

At June 30, 2022 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Accrual balance at beginning of period	$1,219	$1,095
Accruals for product warranties	305	827
Costs of warranty claims	(551)	(601)
Accrual balance at end of period	$973	$1,321

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

During the six months ended June 30, 2022, we recorded restructuring charges of $0.4 million for employee severance costs related to 3 positions eliminated during the first half of 2022.

During the six months ended June 30, 2021, we recorded restructuring charges of $1.1 million for employee severance costs related to 23 positions eliminated during the first half of 2021.

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2022 (in thousands):

Employee
Accrual balance as of December 31, 2021	$655
Restructuring charges and revisions	357
Cash payments	(733)
Foreign exchange impact on ending balance	(8)
Accrual balance as of June 30, 2022	$271

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscriptions	$34,142	$21,508	$67,096	$46,376
Maintenance	27,775	30,443	56,102	60,295
Integrated solutions & other	35,763	42,925	75,131	82,569
Total net revenues	$97,680	$94,876	$198,329	$189,240

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$40,160	$41,587	$84,549	$81,058
Europe, Middle East and Africa	36,316	34,094	75,161	70,617
Asia-Pacific	12,798	14,566	25,319	27,756
Other Americas	8,406	4,629	13,300	9,809
Total net revenues	$97,680	$94,876	$198,329	$189,240

Contract Asset

Contract asset activity for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	June 30, 2022	June 30, 2021
Contract asset at beginning of period	$25,397	$18,579
Revenue in excess of billings	19,735	27,282
Customer billings	(14,858)	(24,033)
Contract asset at end of period	$30,274	$21,828
Less: long-term portion (recorded in other long-term assets)	9,324	—
Contract asset, current portion	$20,950	$21,828

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	June 30, 2022		June 30, 2021
Deferred revenue at beginning of period	$98,082		$99,259
Billings deferred	45,192	45,192	46,686
Recognition of prior deferred revenue	(62,341)		(54,362)
Deferred revenue at end of period	$80,933		$91,583

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

June 30, 2022
Product	$7,373
Subscription	6,887
Maintenance contracts	59,994
Implied PCS	4,717
Professional services, training and other	1,962
Deferred revenue at June 30, 2022	$80,933

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $4.7 million attributable to Implied PCS recorded in deferred revenue as of June 30, 2022. We expect to recognize revenue for these remaining performance obligations of $1.0 million for the remainder of 2022 and $1.5 million, $1.1 million, $0.7 million and $0.3 million for the years ending December 31, 2023, 2024, 2025, and 2026, respectively, and $0.1 million thereafter.

As of June 30, 2022, we had approximately $30.2 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $22.4 million of these performance obligations were unbilled as of June 30, 2022. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $30.2 million in roughly equal installments through 2027.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term Loan, net of unamortized issuance costs and debt discount of $2,252 and $2,059 at June 30, 2022 and December 31, 2021, respectively	$166,610	$168,941
Credit Facility	19,000	—
Other long-term debt	873	1,023
Total debt	$186,483	$169,964
Less: current portion	8,701	9,158
Total long-term debt	$177,782	$160,806

The following table summarizes the contractual maturities of our borrowing obligations as of June 30, 2022 (in thousands):

Fiscal Year	Term Loan	Credit Facility	Other Long-Term Debt	Total
2022 (excluding six months ended June 30, 2022)	$4,275	$—	$74	$4,349
2023	8,550	—	157	8,707
2024	11,756	—	168	11,924
2025	16,031	—	180	16,211
2026	17,100	—	193	17,293
Thereafter	111,150	19,000	101	130,251
Total before unamortized discount	$168,862	$19,000	$873	$188,735
Less: unamortized discount and issuance costs	(2,252)	—	—	(2,252)
Less: current portion of long-term debt	(8,550)	—	(151)	(8,701)
Total long-term debt	$158,060	$19,000	$722	$177,782

Credit Agreement

On January 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as collateral and administrative agent, and a syndicate of banks, as lenders thereunder (the “Lenders”). Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Credit Facility”) of up to a maximum of $70.0 million in borrowings outstanding at any time. The Credit Facility, which was undrawn at closing, can be used for working capital, other general corporate purposes and for other permitted uses. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings of $201 million under the Company’s prior financing agreement with Cerberus Business Finance, LLC ( the “Financing Agreement”), which was then terminated. As a result of this termination, the Company incurred a loss on extinguishment of debt of $3.7 million made up of $2.6 million of remaining unamortized issuance costs as well as a $1.1 million prepayment penalty.

In association with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan had an initial interest rate of LIBOR plus an applicable margin of 3.00%, with a 0.25% LIBOR floor. The applicable margin on the Term Loan and the Credit Facility ranged from 2.00% to 3.25%, depending on leverage.

On February 25, 2022, the Company executed an Amended and Restated Credit Agreement (the “A&R Credit Agreement) with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The effective interest rate for the six months ended June 30, 2022 was 2.95%.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The A&R Credit Agreement also requires the Company to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement. We were in compliance with the A&R Credit Agreement covenants as of June 30, 2022.

In connection with the A&R Credit Agreement, the Company incurred an additional $0.4 million of issuance costs during the three months ended March 31, 2022. These additional costs and the remaining unamortized Term Loan discount and issuance costs will be amortized jointly over the amended remaining life of the A&R Credit Agreement. We recorded $1.4 million and $2.5 million of interest expense on the Term Loan for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there was $19.0 million outstanding under the Credit Facility.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2022 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	1,061,834	$16.60			—
Granted	494,915	32.91			—
Vested	(474,173)	15.40			(170,334)
Forfeited	(108,828)	18.01			—
Outstanding at June 30, 2022	973,748	$25.31	1.09	$25,259

Information with respect to the Company’s non-vested performance-based restricted stock units for the six months ended June 30, 2022 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	579,364	$13.20			—
Granted	296,405	22.69			—
Vested	(454,804)	10.19			(200,208)
Forfeited	(64,964)	24.72			—
Non-vested at June 30, 2022	356,001	$22.85	1.2	$9,235

The following table sets forth stock-based compensation expense by award type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,952	$2,584	$5,380	$5,021
Performance-based Restricted Stock Units	643	966	1,591	1,622
ESPP	50	30	96	59
Total share-based compensation expense	$3,645	$3,580	$7,067	$6,702

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$589	$478	$1,015	$918
Research and development expenses	515	409	865	930
Marketing and selling expenses	800	617	1,398	1,219
General and administrative expenses	1,741	2,076	3,789	3,635
Total share-based compensation expense	$3,645	$3,580	$7,067	$6,702

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of June 30, 2022, approximately $65.0 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended June 30, 2022, the Company repurchased 559,572 shares of its common stock for $14.1 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period.

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

Operations Overview

Our strategy for connecting creative professionals and media enterprises with audiences in a powerful, efficient, collaborative, and profitable way leverages our creative software tools, including Pro Tools for audio, Media Composer for video, Sibelius for musical composition and our MediaCentral Platform - the open, extensible, and customizable foundation that streamlines and simplifies content workflows by integrating all Avid or third-party products and services that run on top of it. The platform provides secure and protected access, and enables fast and easy creation, delivery, and monetization of content.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of June 30, 2022, we had approximately 450,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Avid is committed to our digital transformation initiative, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, has continued through the first half of 2022 and is expected to continue through 2025. We plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscriptions	$34,142	$21,508	$67,096	$46,376
Maintenance	27,775	30,443	56,102	60,295
Subscriptions and Maintenance	61,917	51,951	123,198	106,671
Perpetual Licenses	2,742	5,860	7,939	12,918
Software Licenses and Maintenance	64,659	57,811	131,137	119,589
Integrated solutions	28,013	31,318	56,225	57,527
Professional services & training	5,008	5,747	10,967	12,124
Total revenue	$97,680	$94,876	$198,329	$189,240

Recent Developments Affecting Our Business

During the COVID-19 pandemic, our priority has been supporting our employees, customers, partners and communities, while positioning Avid for the future. The pandemic has driven organizations across the globe to digitize their operations and support remote workforces at a faster speed and greater scale than ever before. We have moved towards a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Avid locations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers.

The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length and potential expansion of the conflict in Ukraine. The impacts of these uncertain global economic and geopolitical conditions could result in further supply chain disruptions, including the shortages of critical components, and continued disruptions to, and volatility in, the financial markets. Recent events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve.Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position or cash flows.

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Subscriptions	35.0%	22.7%	33.8%	24.5%
Maintenance	28.4%	32.1%	28.3%	31.9%
Integrated solutions & other	36.6%	45.2%	37.9%	43.6%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.1%	36.6%	34.4%	35.8%
Gross margin	64.9%	63.4%	65.6%	64.2%
Operating expenses:
Research and development	16.4%	17.0%	16.5%	16.7%
Marketing and selling	24.2%	22.5%	23.0%	22.2%
General and administrative	13.7%	14.5%	14.2%	14.4%
Restructuring costs, net	0.4%	—%	0.2%	0.6%
Total operating expenses	54.7%	54.0%	53.9%	53.9%
Operating income	10.2%	9.4%	11.7%	10.3%
Interest expense, net	(2.0)%	(1.9)%	(1.7)%	(2.1)%
Other income, net	0.1%	0.2%	—%	(1.8)%
Income before income taxes	8.3%	7.7%	10.0%	6.4%
Provision for income taxes	0.7%	0.4%	0.9%	0.4%
Net income	7.5%	7.3%	9.1%	6.0%

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

Net Revenues for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Net Revenues	$	%	Net Revenues
Subscriptions	$34,142	$12,634	58.7%	$21,508
Maintenance	27,775	(2,668)	(8.8)%	30,443
Integrated solutions & other	35,763	(7,162)	(16.7)%	42,925
Total net revenues	$97,680	$2,804	3.0%	$94,876

Net Revenues for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Net Revenues	$	%	Net Revenues
Subscriptions	$67,096	$20,720	44.7%	$46,376
Maintenance	56,102	$(4,193)	(7.0)%	60,295
Integrated solutions & other	$75,131	$(7,438)	(9.0)%	$82,569
Total net revenues	$198,329	$9,089	4.8%	$189,240

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	41%	44%	43%	43%
Europe, Middle East and Africa	37%	36%	38%	37%
Asia-Pacific	13%	15%	13%	15%
Other Americas	9%	5%	7%	5%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, MediaCentral, Pro Tools, and Sibelius offerings. Subscription revenues increased $12.6 million, or 58.7%, for the three months ended June 30, 2022, and increased $20.7 million, or 44.7% for the six months ended June 30, 2022, compared to the same periods in 2021. The increase for the three and six months ended June 30, 2022 was primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $2.7 million, or 8.8%, for the three months ended June 30, 2022, and decreased $4.2 million or 7.0% for the six months ended June 30, 2022, compared to the same periods in 2021. The decrease for the three and six months ended June 30, 2022 was primarily due to customers transitioning from our perpetual based licenses to our subscription licenses. In addition, there was lower maintenance revenue related to new integrated solutions sales due to delayed integrated solutions shipments as a result of supply chain issues in the six months ended June 30, 2022 compared to the same period in 2021.

Integrated Solutions and other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems, as well as professional and learning services. Integrated solutions and other revenues decreased $7.2 million or 16.7% for the three months ended June 30, 2022, and decreased $7.4 million or 9.0% for the six months ended June 30, 2022, compared to the same periods in 2021 as the result of delayed shipments due to supply chain issues.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:
•procurement of components and finished goods;
•assembly, testing and distribution of finished goods;
•warehousing;
•customer support related to maintenance;
•royalties for third-party software and hardware included in our products; and
•professional services and training for customers.

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Costs	$	%	Costs
Subscriptions	$6,292	$2,717	76.0%	$3,575
Maintenance	5,253	(569)	(9.8)%	5,822
Integrated solutions & other	22,769	(2,572)	(10.1)%	25,341
Total cost of revenues	$34,314	$(424)	(1.2)%	$34,738

Gross profit	$63,366	$3,228	5.4%	$60,138

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Costs	$	%	Costs
Subscriptions	$11,894	$5,704	92.1%	$6,190
Maintenance	10,530	(866)	(7.6)%	11,396
Integrated solutions & other	45,775	(4,325)	(8.6)%	50,100
Total cost of revenues	$68,199	$513	0.8%	$67,686

Gross profit	$130,130	$8,576	7.1%	$121,554

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

Our increase in gross margin percentage for the three and six months ended June 30, 2022 compared to the same periods in 2021, was primarily due to increased volume on our higher margin subscription revenue. This was partially offset by lower integrated solutions gross margin due to supply chain issues.

Gross Margin % for the Three Months Ended June 30, 2022 and 2021
	2022 Gross Margin %	Change	2021 Gross Margin %
Subscription	81.6%	(1.8)%	83.4%
Maintenance	81.1%	0.2%	80.9%
Integrated solutions & other	36.3%	(4.7)%	41.0%
Total	64.9%	1.5%	63.4%

Gross Margin % for the Six Months Ended June 30, 2022 and 2021
	2022 Gross Margin %	Change	2021 Gross Margin %
Subscription	82.3%	(4.4)%	86.7%
Maintenance	81.2%	0.1%	81.1%
Integrated solutions & other	39.1%	(0.2)%	39.3%
Total	65.6%	1.4%	64.2%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Expenses	$	%	Expenses
Research and development	$16,023	$(70)	(0.4)%	$16,093
Marketing and selling	23,673	2,319	10.9%	21,354
General and administrative	13,364	(314)	(2.3)%	13,678
Restructuring costs, net	342	327	2,180.0%	15
Total operating expenses	$53,402	$2,262	4.4%	$51,140

Operating income	$9,964	$966	10.7%	$8,998

Operating Expenses and Operating Income for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Expenses	$	%	Expenses
Research and development	$32,759	$1,249	4.0%	$31,510
Marketing and selling	45,600	3,502	8.3%	42,098
General and administrative	28,175	862	3.2%	27,313
Restructuring costs, net	357	(732)	(67.2)%	1,089
Total operating expenses	$106,891	$4,881	4.8%	$102,010

Operating income	$23,239	$3,695	18.9%	$19,544

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. The tables below provide further details regarding the changes in components of research and development expenses.

Change in Research and Development Expenses for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Consulting and outside services	239	10.9%
Other	(309)	(2.2)%
Total research and development expenses decrease	$(70)	(0.4)%

Change in Research and Development Expenses for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Personnel-related	212	1.0%
Consulting and outside services	1,212	30.9%
Other	(175)	(2.4)%
Total research and development expenses increase	$1,249	4.0%

Change in R&D Expenses for the Nine Months Ended September 30, 2021 and 2020
The increase in R&D expenses for the six months ended June 30, 2022, compared to the same period in 2021 was primarily due to increased consulting and outside research and development services which is a result of both an increase in price as well as increased usage of consultants. The decrease in other expenses for the three months ended June 30, 2022, compared to the same period in 2021 was due to increased capitalization of employees salaries for time spent on internal-use software development.

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

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase From 2021
	$	%
Personnel-related	924	5.7%
Consulting and outside services	497	89.7%
Foreign exchange (gains) and losses	278	102.1%
Other	620	14.5%
Total marketing and selling expenses increase	$2,319	10.9%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase From 2021
	$	%
Personnel-related	1,149	3.6%
Advertising and promotions	464	35.1%
Foreign exchange (gains) and losses	1,005	480.3%
Consulting and outside services	865	68.2%
Other	19	0.3%
Total marketing and selling expenses increase	$3,502	8.3%

The increase in personnel-related expenses for the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily the result of resuming travel as well as annual salary increases. The increase in consulting and outside services for the three and six months ended June 30, 2022 was primarily due to an increase in price as well as use of external contractors to provide marketing and promotional support, as well as scheduled events for recognition and professional development of top sales individuals. The change in foreign exchange translations for the three and six months ended June 30, 2022, compared to the same periods in 2021, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar exchange rate volatility. The increase in other expenses for the three months ended June 30, 2022 was related to increased pricing on our third party software subscriptions as well as increased spend on our information technology infrastructure to support ongoing business operations.

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

Change in G&A Expenses for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Facilities and information	249	16.8%
Other	(563)	(4.6)%
Total G&A expenses decrease	$(314)	(2.3)%

Change in G&A Expenses for the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022 Increase From 2021
	$	%
Personnel-related	342	2.5%
Facilities and information	401	13.4%
Other	119	1.2%
Total G&A expenses increase	$862	3.2%

The decrease in other expenses for the three months ended June 30, 2022, compared to the same period in 2021, was primarily a result of business development activities that have slowed in 2022. The increase in facilities and information technology expenses for the three and six months ended June 30, 2022, compared to the same periods in 2021, related to increased spend on our information technology infrastructure to support ongoing business operations. The increase in personnel-related expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to an increase in variable related compensation and annual salary increases.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
		$	%
Provision for income taxes	$726	$367	102.2%	$359

Provision for Income Taxes for the Six Months Ended June 30, 2021 and 2020
(dollars in thousands)
	2022	Change		2021
		$	%
Provision for income taxes	$1,852	$1,011	120.2%	$841

We had a tax provision of 9.0% and 9.3% as a percentage of income before tax for the three month and six month periods ended June 30, 2022, respectively. The increases in the tax provisions for the three and six month periods ended June 30, 2022, compared to the same periods in 2021, were driven primarily by the increases in pre-tax income and the jurisdictional mix of earnings. No provision or benefit was provided in the United States due to a full valuation on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $44.3 million as of June 30, 2022, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. As of June 30, 2022, there was $19.0 million outstanding under the Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

Avid is committed to our digital transformation initiative, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, has continued through the first half of 2022 and is expected to continue through 2025. We plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

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

Our ability to satisfy the maximum total net leverage ratio covenant in the future depends on our ability to maintain profitability and cash flow in line with prior results. This includes our ability to maintain bookings and billings in line with levels experienced over the last 12 months. In recent quarters, we have experienced volatility in bookings and billings resulting from, among other things, (i) our transition towards subscription and recurring revenue streams and the resulting decline in traditional upfront perpetual software sales, (ii) the rapid evolution of the media industry resulting in changes to our customers’ needs, (iii) the impact of new and anticipated product launches and features, and (iv) volatility in currency rates.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$15,221	$18,898
Net cash used in investing activities	(7,359)	(2,275)
Net cash used in financing activities	(19,407)	(43,242)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(941)	56
Net decrease in cash, cash equivalents and restricted cash	$(12,486)	$(26,563)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $15.2 million for the six months ended June 30, 2022. The decrease in cash provided by operations compared to the six months ended June 30, 2021 was primarily due to a change in working capital.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash flows used in investing activities reflected $7.4 million used for the purchase of property and equipment which largely consist of computer hardware and software to support R&D activities and information systems. In addition, we have increased resources to spend time on the development of internal-use software as we upgrade and improve our back-office applications, as well as development of our cloud related infrastructure.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash flows used in financing activities were primarily the result of our proceeds on the revolving credit facility, offset by our stock repurchase program and our common stock repurchases for tax withholdings for net settlement of equity awards.

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

We recorded a net foreign exchange loss of $1.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2022 would not have a significant impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of June 30, 2022, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
April 1, 2022 - April 30, 2022	39,241	$33.64	39,241	$77,774,234
May 1, 2022 - May 31, 2022	520,331	$24.64	520,331	$64,950,864
June 1, 2022 - June 30, 2022	—	—	—	$64,950,864

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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 2, 2022	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President, Chief Financial Officer and Corporate Treasurer