Form 10-Q
period 2022-09-30
AVID TECHNOLOGY, INC.
filed 2022-11-08
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
	75 Blue Sky Drive
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2022, was 43,691,214.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Forward-looking statements may involve subjects relating to, among others, the following:

•the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates on our business and results of operations, including impacts related to acts of war, armed conflict, and cyber conflict, such as, for example the Russian invasion of Ukraine, and related international sanctions and reprisals;

•the effects that the COVID-19 pandemic, including variants, and its related consequences may have on the national and global economy and on our business and operations, revenues, cash flows and profitability, and capital resources;

•our ability to successfully implement our strategy, including our cost saving measures and other actions implemented in response to market volatility and other adverse economic and commercial conditions;

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

•our ability to successfully consummate acquisitions and investment transactions and to successfully integrate acquired businesses;

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

•our ability to protect and enforce our intellectual property rights; and

•the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of the COVID-19 pandemic and the continuing worldwide macroeconomic uncertainty described above.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Subscription	$41,782	$28,008	$108,878	$74,384
Maintenance	27,280	30,702	83,382	90,997
Integrated solutions & other	33,923	42,930	109,054	125,499
Total net revenues	102,985	101,640	301,314	290,880

Cost of revenues:
Subscription	6,163	4,020	18,057	10,210
Maintenance	4,849	5,739	15,379	17,135
Integrated solutions & other	22,194	25,978	67,969	76,078
Total cost of revenues	33,206	35,737	101,405	103,423
Gross profit	69,779	65,903	199,909	187,457

Operating expenses:
Research and development	17,110	17,129	49,869	48,639
Marketing and selling	24,362	24,413	69,962	66,511
General and administrative	14,066	14,901	42,241	42,214
Restructuring costs, net	158	(88)	515	1,001
Total operating expenses	55,696	56,355	162,587	158,365

Operating income	14,083	9,548	37,322	29,092

Interest expense, net	(2,741)	(1,646)	(6,161)	(5,547)
Other income, net	15	7,864	7	4,459
Income before income taxes	11,357	15,766	31,168	28,004
(Benefit from) provision for income taxes	(665)	991	1,187	1,832
Net income	$12,022	$14,775	$29,981	$26,172

Net income per common share – basic	$0.27	$0.32	$0.67	$0.58
Net income per common share – diluted	$0.27	$0.32	$0.66	$0.56

Weighted-average common shares outstanding – basic	44,476	45,564	44,676	45,115
Weighted-average common shares outstanding – diluted	44,703	46,428	45,107	46,449
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$12,022	$14,775	$29,981	$26,172

Other comprehensive loss:
Foreign currency translation adjustments	(1,416)	(738)	(3,352)	(1,980)

Comprehensive income	$10,606	$14,037	$26,629	$24,192
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,344	$56,818
Restricted cash	2,413	2,416
Accounts receivable, net of allowances of $2,317 and $1,456 at September 30, 2022 and December 31, 2021, respectively	55,257	77,046
Inventories	21,993	19,922
Prepaid expenses	8,766	5,464
Contract assets	17,728	18,903
Other current assets	2,380	1,953
Total current assets	139,881	182,522
Property and equipment, net	21,215	16,028
Goodwill	32,643	32,643
Right of use assets	20,553	24,143
Deferred tax assets, net	3,972	5,210
Other long-term assets	19,271	13,454
Total assets	$237,535	$274,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,906	$26,854
Accrued compensation and benefits	22,453	35,458
Accrued expenses and other current liabilities	35,560	37,552
Income taxes payable	27	868
Short-term debt	8,694	9,158
Deferred revenue	60,630	87,475
Total current liabilities	162,270	197,365
Long-term debt	175,683	160,806
Long-term deferred revenue	16,045	10,607
Long-term lease liabilities	19,978	23,379
Other long-term liabilities	4,960	5,917
Total liabilities	378,936	398,074

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,472 shares at September 30, 2022 and 45,828 shares at December 31, 2021; outstanding: 43,926 shares at September 30, 2022 and 44,954 shares at December 31, 2021	461	455
Treasury stock	(68,651)	(25,090)
Additional paid-in capital	1,031,232	1,031,633
Accumulated deficit	(1,096,978)	(1,126,959)
Accumulated other comprehensive loss	(7,465)	(4,113)
Total stockholders’ deficit	(141,401)	(124,074)
Total liabilities and stockholders’ deficit	$237,535	$274,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Nine Months Ended September 30, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	459	(35,906)	1,026,115	(1,116,373)	(4,314)	(130,019)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	189	—	2	—	(1,483)	—	—	(1,481)

Repurchase of common stock	—	(560)	—	(14,143)	—	—	—	(14,143)

Stock-based compensation	—	—	—	—	3,645	—	—	3,645

Net income	—	—	—	—	—	7,373	—	7,373

Other comprehensive loss	—	—	—	—	—	—	(1,735)	(1,735)

Balances at June 30, 2022	46,408	(1,788)	461	(50,049)	1,028,277	(1,109,000)	(6,049)	(136,360)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	64	—	—	—	(992)	—	—	(992)

Repurchase of common stock	—	(758)	—	(18,602)	—	—	—	(18,602)

Stock-based compensation	—	—	—	—	3,947	—	—	3,947

Net income	—	—	—	—	—	12,022	—	12,022

Other comprehensive loss	—	—	—	—	—	—	(1,416)	(1,416)

Balances at September 30, 2022	46,472	(2,546)	461	(68,651)	1,031,232	(1,096,978)	(7,465)	(141,401)

Nine Months Ended September 30, 2021
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2021	44,420	—	442	—	1,036,658	(1,168,347)	(1,677)	(132,924)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	592	—	6	—	(7,712)	—	—	(7,706)

Stock-based compensation	—	—	—	—	3,122	—	—	3,122

Net income	—	—	—	—	—	4,391	—	4,391

Other comprehensive loss	—	—	—	—	—	—	(1,457)	(1,457)

Balances at March 31, 2021	45,012	—	448	—	1,032,068	(1,163,956)	(3,134)	(134,574)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	513	—	4	—	(5,973)	—	—	(5,969)

Stock-based compensation	—	—	—	—	3,580	—	—	3,580

Net income	—	—	—	—	—	7,006	—	7,006

Other comprehensive income	—	—	—	—	—	—	215	215

Balances at June 30, 2021	45,525	—	452	—	1,029,675	(1,156,950)	(2,919)	(129,742)

Stock issued pursuant to employee stock plans	168	—	2	—	(3,073)	—	—	(3,071)

Repurchase of common stock	—	(412)	—	(11,169)	—	—	—	(11,169)

Stock-based compensation	—	—	—	—	3,514	—	—	3,514

Net income	—	—	—	—	—	14,775	—	14,775

Other comprehensive loss	—	—	—	—	—	—	(738)	(738)

Balances at September 30, 2021	45,693	(412)	454	(11,169)	1,030,116	(1,142,175)	(3,657)	(126,431)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$29,981	$26,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,023	6,323
Allowance for doubtful accounts	893	401
Stock-based compensation expense	11,014	10,216
Non-cash provision for restructuring	495	841
Non-cash interest expense	367	386
Loss on extinguishment of debt	—	2,579
Gain on forgiveness of PPP loan	—	(7,800)
Loss on disposal of fixed assets	548	—
Unrealized foreign currency transaction gains	(2,769)	(1,400)
Benefit from deferred taxes	1,238	1,388
Changes in operating assets and liabilities:
Accounts receivable	20,896	20,089
Inventories	(2,071)	4,353
Prepaid expenses and other assets	(5,624)	(1,343)
Accounts payable	8,050	590
Accrued expenses, compensation and benefits and other liabilities	(17,257)	(10,635)
Income taxes payable	(841)	(217)
Deferred revenue and contract assets	(25,380)	(16,525)
Net cash provided by operating activities	25,563	35,418

Cash flows from investing activities:
Purchases of property and equipment	(11,067)	(4,750)
Net cash used in investing activities	(11,067)	(4,750)

Cash flows from financing activities:
Proceeds from revolving credit facility	19,000	—
Proceeds from long-term debt	—	180,000
Repayment of debt	(4,515)	(208,142)
Payments for repurchase of common stock	(40,929)	(10,526)
Proceeds from the issuance of common stock under employee stock plans	468	363
Common stock repurchases for tax withholdings for net settlement of equity awards	(11,878)	(17,108)
Prepayment penalty on extinguishment of debt	—	(1,169)
Payments for credit facility issuance costs	(440)	(2,574)
Net cash used in financing activities	(38,294)	(59,156)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,809)	(927)
Net decrease in cash, cash equivalents and restricted cash	(25,607)	(29,415)
Cash, cash equivalents and restricted cash at beginning of period	60,556	83,638
Cash, cash equivalents and restricted cash at end of period	$34,949	$54,223
Supplemental information:
Cash and cash equivalents	$31,344	$50,485
Restricted cash	2,413	1,422
Restricted cash included in other long-term assets	1,192	2,316
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$34,949	$54,223

Cash paid for income taxes	$1,551	$706
Cash paid for interest	$3,095	$6,354
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

The consolidated results of operations for the three months and nine ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, including disrupted supply chains and significant volatility in financial markets. The countries in which the Company operates have generally continued easing initial measures to control the spread of COVID-19. However, the Company is not able to estimate the impact that COVID-19 may continue to have on worldwide economic activity or the Company’s financial position. The Russian invasion of Ukraine and related acts of aggression and destruction, including destruction of energy, commercial and industrial infrastructure has caused further direct and indirect economic disruption, which may exacerbate supply chain issues further and may lead to prolonged shortages and economic disruption including foreign currency fluctuation. The Company continues to assess the potential impacts of armed conflict and COVID-19 and the measures taken by governments, businesses and other organizations in response as information becomes available.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Non-vested restricted stock units	820	930

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Weighted common shares outstanding - basic	44,476	45,564	44,676	45,115
Net effect of common stock equivalents	227	864	431	1,334
Weighted common shares outstanding - diluted	44,703	46,428	45,107	46,449

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2022 and December 31, 2021, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$375	$84	$291	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$408	$99	$309	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$8,257	$8,519
Work in process	288	304
Finished goods	13,448	11,099
Total	$21,993	$19,922

As of September 30, 2022 and December 31, 2021, finished goods inventory included $1.8 million and $1.9 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of September 30, 2022, the weighted average incremental borrowing rate was 5.9% and the weighted average remaining lease term was 5.3 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of September 30, 2022, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was 1.4 years.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.4 million and $1.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively and $4.3 million and $5.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Related cash payments were $1.5 million and $1.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $4.6 million and $5.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Short term lease costs were $0.6 million and $0.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2022 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding nine months ended September 30, 2022)	$1,577	$56
2023	5,742	219
2024	5,004	72
2025	5,034	—
2026	5,060	—
Thereafter	6,446	—
Total future minimum lease payments	$28,863	$347
Less effects of discounting	(4,307)	(4)
Total lease liabilities	$24,556	$343

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	September 30, 2022
Right of use assets	$20,553

Accrued expenses and other current liabilities	(4,578)
Long-term lease liabilities	(19,978)
Total lease liabilities	$(24,556)

Finance Leases	September 30, 2022
Other assets	$316

Accrued expenses and other current liabilities	(243)
Other long-term liabilities	(100)
Total lease liabilities	$(343)

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred compensation	$4,263	$4,981
Finance lease liabilities	100	289
Other long-term liabilities	597	647
Total	$4,960	$5,917

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $17.9 million of products and services pursuant to this agreement as of September 30, 2022.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2022, be eligible to draw against the letters of credit to a maximum of $0.7 million.

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

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of September 30, 2022.

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

At September 30, 2022 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a)

there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accrual balance at beginning of period	$1,219	$1,095
Accruals for product warranties	541	988
Costs of warranty claims	(784)	(900)
Accrual balance at end of period	$976	$1,183

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

During the nine months ended September 30, 2022, we recorded restructuring charges of $0.5 million for employee severance costs related to three positions eliminated throughout 2022.

During the nine months ended September 30, 2021, we recorded restructuring charges of $1.0 million for employee severance costs related to 24 positions eliminated throughout 2021.

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2022 (in thousands):

Employee
Accrual balance as of December 31, 2021	$655
Restructuring charges and revisions	515
Cash payments	(917)
Foreign exchange impact on ending balance	(17)
Accrual balance as of September 30, 2022	$236

The employee restructuring accrual at September 30, 2022 represents severance costs to former employees that will be paid out within 12 months, and is, therefore, included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2022.

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reportable segment.

The following table is a summary of our revenues by type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriptions	$41,782	$28,008	$108,878	$74,384
Maintenance	27,280	30,702	83,382	90,997
Integrated solutions & other	33,923	42,930	109,054	125,499
Total net revenues	$102,985	$101,640	$301,314	$290,880

The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$46,206	$45,026	$130,755	$126,084
Europe, Middle East and Africa	36,865	38,782	112,026	109,400
Asia-Pacific	13,747	12,610	39,066	40,366
Other Americas	6,167	5,222	19,467	15,030
Total net revenues	$102,985	$101,640	$301,314	$290,880

Contract Asset

Contract asset activity for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	September 30, 2022	September 30, 2021
Contract asset at beginning of period	$25,397	$18,579
Revenue in excess of billings	51,400	43,757
Customer billings	(47,427)	(39,724)
Contract asset at end of period	$29,370	$22,612
Less: long-term portion (recorded in other long-term assets)	11,642	—
Contract asset, current portion	$17,728	$22,612

The increase in the long-term portion of contract assets is primarily due to long-term subscription agreements with revenue recognition ahead of scheduled billings greater than 12 months.

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	September 30, 2022	September 30, 2021
Deferred revenue at beginning of period	$98,082	$99,258
Billings deferred	57,094	56,846
Recognition of prior deferred revenue	(78,501)	(69,337)
Deferred revenue at end of period	$76,675	$86,767

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

September 30, 2022
Product	$7,922
Subscription	8,545
Maintenance contracts	55,435
Implied PCS	4,293
Professional services, training and other	480
Deferred revenue at September 30, 2022	$76,675

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $4.3 million attributable to Implied PCS recorded in deferred revenue as of September 30, 2022. We expect to recognize revenue for these remaining performance obligations of $0.5 million for the remainder of 2022 and $1.6 million, $1.1 million, $0.7 million and $0.3 million for the years ending December 31, 2023, 2024, 2025, and 2026, respectively, and $0.1 million thereafter.

As of September 30, 2022, we had approximately $22.5 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $18.9 million of these performance obligations were unbilled as of September 30, 2022. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $22.5 million in roughly equal installments through 2027.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term Loan, net of unamortized issuance costs and debt discount of $2,131 and $2,059 at September 30, 2022 and December 31, 2021, respectively	$164,594	$168,941
Credit Facility	19,000	—
Other long-term debt	783	1,023
Total debt	$184,377	$169,964
Less: current portion	8,694	9,158
Total long-term debt	$175,683	$160,806

The following table summarizes the contractual maturities of our borrowing obligations as of September 30, 2022 (in thousands):

Fiscal Year	Term Loan	Credit Facility	Other Long-Term Debt	Total
2022 (excluding nine months ended September 30, 2022)	$2,138	$—	$35	$2,173
2023	8,550	—	147	8,697
2024	11,756	—	157	11,913
2025	16,031	—	169	16,200
2026	17,100	—	181	17,281
Thereafter	111,150	19,000	94	130,244
Total before unamortized discount	$166,725	$19,000	$783	$186,508
Less: unamortized discount and issuance costs	(2,131)	—	—	(2,131)
Less: current portion of long-term debt	(8,550)	—	(144)	(8,694)
Total long-term debt	$156,044	$19,000	$639	$175,683

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

On February 25, 2022, the Company executed an Amended and Restated Credit Agreement (the “A&R Credit Agreement) with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The effective interest rate for the nine months ended September 30, 2022 was 3.58%.

The Company granted a security interest on substantially all of its assets to secure the obligations under the Credit Facility and the Term Loan.

The A&R Credit Agreement also requires the Company to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement. We were in compliance with the A&R Credit Agreement covenants as of September 30, 2022.

In connection with the A&R Credit Agreement, the Company incurred an additional $0.4 million of issuance costs during the three months ended March 31, 2022. These additional costs and the remaining unamortized Term Loan discount and issuance costs will be amortized jointly over the amended remaining life of the A&R Credit Agreement. We recorded $2.1 million and $4.6 million of interest expense on the Term Loan for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was $19.0 million outstanding under the Credit Facility.

Subsequent Event

On October 6, 2022, the Company executed a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with JPMorgan Chase Bank, N.A. and the Lenders. Pursuant to the Second A&R Credit Agreement, the Lenders agreed to provide the Company with (a) an additional term loan in the aggregate principal amount of $20 million (of which approximately $19 million was used to pay off the Company’s existing Credit Facility draw), and (b) an additional $50 million of available borrowing capacity under the revolving credit facility, increasing the aggregate amount available to $120.0 million. The Second A&R Credit Agreement, which replaces the Company’s existing secured credit facility, includes substantially similar terms and does not result in any changes to financial covenants, pricing or the February 2027 maturity.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested restricted stock units for the nine months ended September 30, 2022 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	1,061,834	$16.60			—
Granted	534,419	32.35			—
Vested	(578,107)	15.20			(209,848)
Forfeited	(122,887)	19.01			—
Outstanding at September 30, 2022	895,259	$26.58	0.98	$20,815

Information with respect to the Company’s non-vested performance-based restricted stock units for the nine months ended September 30, 2022 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2022	579,364	$13.20			—
Granted	296,405	22.69			—
Vested	(454,804)	10.19			(200,208)
Forfeited	(64,964)	24.72			—
Non-vested at September 30, 2022	356,001	$22.85	0.94	$8,277

The following table sets forth stock-based compensation expense by award type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense by type:
Time-based Restricted Stock Units	$2,892	$2,507	$8,272	$7,528
Performance-based Restricted Stock Units	1,007	977	2,598	2,599
ESPP	48	30	144	89
Total share-based compensation expense	$3,947	$3,514	$11,014	$10,216

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$588	$443	$1,603	$1,361
Research and development expenses	498	340	1,363	1,270
Marketing and selling expenses	743	639	2,141	1,858
General and administrative expenses	2,118	2,092	5,907	5,727
Total share-based compensation expense	$3,947	$3,514	$11,014	$10,216

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of September 30, 2022, approximately $46.3 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended September 30, 2022, the Company repurchased 757,720 shares of its common stock for $18.6 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of September 30, 2022, we had approximately 483,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Avid is committed to our digital transformation initiative, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, and is expected to continue through 2025. We plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriptions	$41,782	$28,008	$108,878	$74,384
Maintenance	27,280	30,702	83,382	90,997
Subscriptions and Maintenance	69,062	58,710	192,260	165,381
Perpetual Licenses	1,790	5,678	9,729	18,596
Software Licenses and Maintenance	70,852	64,388	201,989	183,977
Integrated solutions	26,267	31,172	82,492	88,699
Professional services & training	5,866	6,080	16,833	18,204
Total revenue	$102,985	$101,640	$301,314	$290,880

Recent Developments Affecting Our Business

During the COVID-19 pandemic, our priority has been supporting our employees, customers, partners and communities, while positioning Avid for the future. The pandemic has driven organizations across the globe to digitize their operations and support remote workforces at a faster speed and greater scale than ever before. We have moved towards a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Avid locations, and we have continued to implement and encourage the benefits of hybrid work as conditions improve in certain countries.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. The Russian invasion of Ukraine and related acts of aggression and destruction, including destruction of energy and commercial and industrial infrastructure has caused further direct and indirect economic disruption, which may exacerbate supply chain issues further and may lead to prolonged disruption and shortages. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers.

The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length and potential expansion of the conflict in Ukraine. The impacts of these uncertain global economic and geopolitical conditions could result in further supply chain disruptions, including the shortages of critical components, and continued disruptions to, and volatility in, the financial markets. Recent events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Subscriptions	40.6%	27.6%	36.1%	25.6%
Maintenance	26.5%	30.2%	27.7%	31.3%
Integrated solutions & other	32.9%	42.2%	36.2%	43.1%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.2%	35.2%	33.7%	35.6%
Gross margin	67.8%	64.8%	66.3%	64.4%
Operating expenses:
Research and development	16.6%	16.8%	16.6%	16.7%
Marketing and selling	23.7%	24.0%	23.2%	22.9%
General and administrative	13.7%	14.7%	14.0%	14.5%
Restructuring costs, net	0.1%	(0.1)%	0.2%	0.3%
Total operating expenses	54.1%	55.4%	54.0%	54.4%
Operating income	13.7%	9.4%	12.4%	10.0%
Interest expense, net	(2.7)%	(1.6)%	(2.1)%	(1.9)%
Other income, net	—%	7.7%	—%	1.5%
Income before income taxes	11.0%	15.5%	10.3%	9.6%
(Benefit from) provision for income taxes	(0.7)%	1.0%	0.3%	0.6%
Net income	11.7%	14.5%	10.0%	9.0%

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

Net Revenues for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Net Revenues	$	%	Net Revenues
Subscriptions	$41,782	$13,774	49.2%	$28,008
Maintenance	27,280	(3,422)	(11.1)%	30,702
Integrated solutions & other	33,923	(9,007)	(21.0)%	42,930
Total net revenues	$102,985	$1,345	1.3%	$101,640

Net Revenues for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Net Revenues	$	%	Net Revenues
Subscriptions	$108,878	$34,494	46.4%	$74,384
Maintenance	83,382	$(7,615)	(8.4)%	90,997
Integrated solutions & other	$109,054	$(16,445)	(13.1)%	$125,499
Total net revenues	$301,314	$10,434	3.6%	$290,880

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	45%	44%	43%	43%
Europe, Middle East and Africa	36%	38%	37%	38%
Asia-Pacific	13%	13%	13%	14%
Other Americas	6%	5%	7%	5%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, MediaCentral, Pro Tools, and Sibelius offerings. Subscription revenues increased $13.8 million, or 49.2%, for the three months ended September 30, 2022, and increased $34.5 million, or 46.4%, for the nine months ended September 30, 2022, compared to the same periods in 2021. The increases for the three and nine months ended September 30, 2022 were primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $3.4 million, or 11.1%, for the three months ended September 30, 2022, and decreased $7.6 million or 8.4% for the nine months ended September 30, 2022, compared to the same periods in 2021. The decreases for the three and nine months ended September 30, 2022 were primarily due to customers transitioning from our perpetual based licenses to our subscription licenses. In addition, there was lower maintenance revenue related to new integrated solutions sales due to delayed integrated solutions shipments as a result of supply chain issues in the nine months ended September 30, 2022 compared to the same period in 2021.

Integrated Solutions and other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems, as well as professional and learning services. Integrated solutions and other revenues decreased $9.0 million or 21.0% for the three months ended September 30, 2022, and decreased $16.4 million or 13.1% for the nine months ended September 30, 2022, compared to the same periods in 2021 as the result of delayed shipments due to supply chain issues as well as customers transitioning from our perpetual product licenses to our subscription-based model.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Costs	$	%	Costs
Subscriptions	$6,163	$2,143	53.3%	$4,020
Maintenance	4,849	(890)	(15.5)%	5,739
Integrated solutions & other	22,194	(3,784)	(14.6)%	25,978
Total cost of revenues	$33,206	$(2,531)	(7.1)%	$35,737

Gross profit	$69,779	$3,876	5.9%	$65,903

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Costs	$	%	Costs
Subscriptions	$18,057	$7,847	76.9%	$10,210
Maintenance	15,379	(1,756)	(10.2)%	17,135
Integrated solutions & other	67,969	(8,109)	(10.7)%	76,078
Total cost of revenues	$101,405	$(2,018)	(2.0)%	$103,423

Gross profit	$199,909	$12,452	6.6%	$187,457

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

Our increase in gross margin percentage for the three and nine months ended September 30, 2022 compared to the same periods in 2021, was primarily due to increased volume on our higher margin subscription revenue. This was partially offset by lower integrated solutions gross margin due to supply chain issues.

Gross Margin % for the Three Months Ended September 30, 2022 and 2021
	2022 Gross Margin %	Change	2021 Gross Margin %
Subscription	85.2%	(0.4)%	85.6%
Maintenance	82.2%	0.9%	81.3%
Integrated solutions & other	34.6%	(4.9)%	39.5%
Total	67.8%	3.0%	64.8%

Gross Margin % for the Nine Months Ended September 30, 2022 and 2021
	2022 Gross Margin %	Change	2021 Gross Margin %
Subscription	83.4%	(2.9)%	86.3%
Maintenance	81.6%	0.4%	81.2%
Integrated solutions & other	37.7%	(1.7)%	39.4%
Total	66.3%	1.9%	64.4%

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Expenses	$	%	Expenses
Research and development	$17,110	$(19)	(0.1)%	$17,129
Marketing and selling	24,362	(51)	(0.2)%	24,413
General and administrative	14,066	(835)	(5.6)%	14,901
Restructuring costs, net	158	246	(279.5)%	(88)
Total operating expenses	$55,696	$(659)	(1.2)%	$56,355

Operating income	$14,083	$4,535	47.5%	$9,548

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
	Expenses	$	%	Expenses
Research and development	$49,869	$1,230	2.5%	$48,639
Marketing and selling	69,962	3,451	5.2%	66,511
General and administrative	42,241	27	0.1%	42,214
Restructuring costs, net	515	(486)	(48.6)%	1,001
Total operating expenses	$162,587	$4,222	2.7%	$158,365

Operating income	$37,322	$8,230	28.3%	$29,092

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

Change in Research and Development Expenses for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Consulting and outside services	1,175	44.5%
Personnel-related	(987)	(9.5)%
Other	$(207)	(5.0)%
Total research and development expenses decrease	$(19)	(0.1)%

Change in Research and Development Expenses for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Consulting and outside services	3,019	40.6%
Personnel-related	(1,408)	(4.7)%
Other	(381)	(3.3)%
Total research and development expenses increase	$1,230	2.5%

Change in R&D Expenses for the Nine Months Ended September 30, 2021 and 2020
The increase in consulting and outside services for the three and nine months ended September 30, 2022, compared to the same periods in 2021 were primarily due to both an increase in fees as well as increased usage of consultants. The decrease in personnel-related expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021 were primarily due to increased capitalization of employees’ salaries for time spent on internal-use software development as well as a decrease in variable related compensation.

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

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 (Decrease) Increase From 2021
	$	%
Consulting and outside services	(1,004)	(59.7)%
Advertising and promotions	568	59.8%
Other	385	1.8%
Total marketing and selling expenses decrease	$(51)	(0.2)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 Increase From 2021
	$	%
Personnel-related	1,078	2.2%
Foreign exchange (gains) and losses	1,055	129.8%
Advertising and promotions	1,032	45.5%
Other	286	2.0%
Total marketing and selling expenses increase	$3,451	5.2%

The decrease in consulting and outside services for the three months ended September 30, 2022 was primarily due to less professional services contractors due to the decrease in product related revenue in 2022. The increase in advertising and promotions for the three and nine months ended September 30, 2022 was primarily due to resuming in person trade shows and events, that were attended remotely in the prior year. The increase in personnel-related expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily the result of resuming travel as well as annual salary increases. The change in foreign exchange translations for the nine months ended September 30, 2022, compared to the same period in 2021, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. These foreign exchange changes were primarily due to the euro-dollar and pound-dollar exchange rate volatility. The increase in other expenses for the three and nine months ended September 30, 2022 was related to increased pricing on our third party software subscriptions as well as increased spend on our information technology infrastructure to support ongoing business operations.

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

Change in G&A Expenses for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 Decrease From 2021
	$	%
Personnel-related	(451)	(6.0)%
Other	(384)	(5.2)%
Total G&A expenses decrease	$(835)	(5.6)%

Change in G&A Expenses for the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022 Increase (Decrease) From 2021
	$	%
Facilities and information	504	10.9%
Other	(367)	(2.3)%
Personnel-related	(110)	(0.5)%
Total G&A expenses increase	$27	0.1%

The decrease in personnel-related expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily due to a decrease in variable related compensation, partially offset by annual salary increases. The decrease in other expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily a result of business development activities that have slowed in 2022. The increase in facilities and information technology expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was related to increased spend on our information technology infrastructure to support ongoing business operations.

(Benefit from) Provision for Income Taxes

(Benefit from) Provision for Income Taxes for the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022	Change		2021
		$	%
(Benefit from) Provision for income taxes	$(665)	$(1,656)	(167.1)%	$991

Provision for Income Taxes for the Nine Months Ended September 30, 2021 and 2020
(dollars in thousands)
	2022	Change		2021
		$	%
Provision for income taxes	$1,187	$(645)	(35.2)%	$1,832

We had a tax benefit of 5.9% and a provision of 3.8% as a percentage of income before tax for the three month and nine month periods ended September 30, 2022, respectively. The decrease for the three month period ended September 30, 2022, compared to the same period in 2021 was primarily driven by the decrease in profit before tax and a discrete tax adjustment related to a tax return to provision true-up in our UK entity. The decrease for the nine-month period ended September 30, 2022, compared to the same period in 2021, was driven primarily by the discrete tax adjustment related to a tax return to provision true-up in our UK entity. No provision or benefit was provided in the United States due to a full valuation on the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $31.3 million as of September 30, 2022, as well as the availability of borrowings of up to $70.0 million under our revolving Credit Facility. As of September 30, 2022, there was $19.0 million outstanding under the Credit Facility. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities.

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

On February 25, 2022, the Company executed the A&R Credit Agreement with JPMorgan Chase Bank, N.A. and the Lenders. The A&R Credit Agreement extended the term of the Term Loan by approximately one year to February 25, 2027, reduced the applicable interest rate margins by 0.25%, removed the LIBOR floor, moved the reference rate from LIBOR to SOFR, reset the principal amortization schedule, and eliminated the fixed charge coverage ratio. The A&R Credit Agreement contains a financial covenant to maintain a total net leverage ratio of no more than 4.00 to 1.00 initially, with step downs thereafter. Other terms of the A&R Credit Agreement remain substantially the same as the Credit Agreement. The Term Loan, as amended, has an initial interest rate of SOFR plus a 0.10% credit spread adjustment plus an applicable margin of 2.25%, with a 0% floor. The applicable margin for SOFR loans under the A&R Credit Agreement ranges from 1.75% to 3.0%, depending on the Company’s total net leverage ratio. Both the Term Loan and the revolving Credit Facility mature on February 25, 2027.

On October 6, 2022, the Company executed a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with JPMorgan Chase Bank, N.A. and the Lenders. Pursuant to the Second A&R Credit Agreement, the Lenders agreed to provide the Company with (a) an additional term loan in the aggregate principal amount of $20 million (of which approximately $19 million was used to pay off the Company’s existing Credit Facility draw), and (b) an additional $50 million of available borrowing capacity under the revolving credit facility, increasing the aggregate amount available to $120.0 million. The Second A&R Credit Agreement, which replaces the Company’s existing secured credit facility, includes substantially similar terms and does not result in any changes to financial covenants, pricing or the February 2027 maturity.

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

In the event revenues in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the net leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Second A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Second A&R Credit

Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Second A&R Credit Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$25,563	$35,418
Net cash used in investing activities	(11,067)	(4,750)
Net cash used in financing activities	(38,294)	(59,156)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,809)	(927)
Net decrease in cash, cash equivalents and restricted cash	$(25,607)	$(29,415)

Cash Flows from Operating Activities

Cash provided by operating activities aggregated $25.6 million for the nine months ended September 30, 2022. The decrease in cash provided by operations compared to the nine months ended September 30, 2021 was primarily due to a change in working capital.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash flows used in investing activities reflected $11.1 million used for the purchase of property and equipment which largely consist of computer hardware and software to support R&D activities and information systems. In addition, we have increased resources to spend time on the development of internal-use software as we upgrade and improve our back-office applications, as well as development of our cloud related infrastructure.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash flows used in financing activities were primarily the result of our proceeds on the revolving credit facility, offset by our stock repurchase program and our common stock repurchases for tax withholdings for net settlement of equity awards.

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

We recorded a net foreign exchange loss of $1.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The foreign exchange losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2022 would not have a significant impact on our results of operations. For this purpose, “significant” means an impact of more than a 20% change.

Interest Rate Risk

The Second A&R Credit Agreement had an initial interest rate of SOFR plus a 0.10% credit spread adjustment plus an applicable margin of 2.5%, with a 0% floor. The applicable margin for SOFR loans under the Second A&R Credit Agreement ranges from 1.75% to 3.0%, depending on the Company’s total net leverage ratio. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Second A&R Credit Agreement would not have a material impact on our financial position, results of operations, or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2022, these disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 30, 2022 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
July 1, 2022 - July 31, 2022	—	$—	—	$64,950,864
August 1, 2022 - August 31, 2022	240,333	$26.47	240,333	$58,589,980
September 1, 2022 - September 30, 2022	517,387	$23.66	517,387	$46,348,833

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
10.1
Second Amended and Restated Credit Agreement, dated as of October 6, 2022, among Avid Technology, Inc., each of the lenders and financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
			8-K	October 13, 2022	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 8, 2022	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President, Chief Financial Officer and Corporate Treasurer