Form 10-Q
period 2023-03-31
AVID TECHNOLOGY, INC.
filed 2023-05-04
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of May 2, 2023, was 43,907,924.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•estimated asset and liability values;
•our ability to protect and enforce our intellectual property rights; and
•the expected availability of cash to fund our business and our ability to maintain adequate liquidity and capital resources, generally and in the wake of continuing worldwide macroeconomic uncertainty described above.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this Form 10-Q. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements, or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenues:
Subscription	$39,385	32,954
Maintenance	22,650	28,327
Integrated solutions & other	35,776	39,368
Total net revenues	97,811	100,649

Cost of revenues:
Subscription	4,264	5,602
Maintenance	4,747	5,277
Integrated solutions & other	26,607	23,006
Total cost of revenues	35,618	33,885
Gross profit	62,193	66,764

Operating expenses:
Research and development	19,426	16,736
Marketing and selling	22,657	21,927
General and administrative	16,614	14,811
Restructuring costs, net	—	15
Total operating expenses	58,697	53,489

Operating income	3,496	13,275

Interest expense, net	(3,715)	(1,476)
Other income (expense), net	147	(87)
(Loss) income before income taxes	(72)	11,712
Provision for income taxes	309	1,126
Net (loss) income	$(381)	$10,586

Net (loss) income per common share – basic	$(0.01)	$0.24
Net (loss) income per common share – diluted	$(0.01)	$0.23

Weighted-average common shares outstanding – basic	43,813	44,817
Weighted-average common shares outstanding – diluted	43,813	45,408
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(381)	$10,586

Other comprehensive income (loss):
Foreign currency translation adjustments	594	(201)

Comprehensive income	$213	$10,385
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,855	$35,247
Restricted cash	2,463	2,413
Accounts receivable, net of allowances of $559 and $601 at March 31, 2023 and December 31, 2022, respectively	62,855	76,849
Inventories	26,371	20,981
Prepaid expenses	9,247	8,360
Contract assets	31,966	32,295
Other current assets	2,538	2,826
Total current assets	156,295	178,971
Property and equipment, net	25,586	23,684
Goodwill	32,643	32,643
Right of use assets	21,905	21,395
Deferred tax assets, net	16,118	15,859
Other long-term assets	21,364	14,901
Total assets	$273,911	$287,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50,081	$45,904
Accrued compensation and benefits	21,526	22,602
Accrued expenses and other current liabilities	32,696	36,031
Income taxes payable	217	62
Short-term debt	9,716	9,710
Deferred revenue	62,717	76,308
Total current liabilities	176,953	190,617
Long-term debt	170,690	172,958
Long-term deferred revenue	19,734	17,842
Long-term lease liabilities	21,025	20,470
Other long-term liabilities	4,245	4,348
Total liabilities	392,647	406,235

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,763 shares at March 31, 2023 and 46,551 shares at December 31, 2022; outstanding: 43,837 shares at March 31, 2023 and 43,771 shares at December 31, 2022	464	462
Treasury stock	(78,353)	(77,933)
Additional paid-in capital	1,036,538	1,036,287
Accumulated deficit	(1,072,099)	(1,071,718)
Accumulated other comprehensive loss	(5,286)	(5,880)
Total stockholders’ deficit	(118,736)	(118,782)
Total liabilities and stockholders’ deficit	$273,911	$287,453
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three Months Ended March 31, 2023
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2023	46,551	(2,911)	$462	$(77,933)	$1,036,287	$(1,071,718)	$(5,880)	$(118,782)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	212	—	2	—	(4,842)	—	—	(4,840)

Repurchase of common stock	—	(15)	—	(420)	—	—	—	(420)

Stock-based compensation	—	—	—	—	5,093	—	—	5,093

Net loss	—	—	—	—	—	(381)	—	(381)

Other comprehensive income	—	—	—	—	—	—	594	594

Balances at March 31, 2023	46,763	(2,926)	$464	$(78,353)	$1,036,538	$(1,072,099)	$(5,286)	$(118,736)

Three Months Ended March 31, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	$459	$(35,906)	$1,026,115	$(1,116,373)	$(4,314)	$(130,019)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(381)	$10,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,297	1,803
Recovery for doubtful accounts	(42)	(135)
Stock-based compensation expense	5,093	3,422
Non-cash provision for restructuring	—	15
Non-cash interest expense	149	126
Loss on disposal of fixed assets	—	548
Unrealized foreign currency transaction losses (gains)	675	(128)
(Provision for) Benefit from deferred taxes	(259)	1,055
Changes in operating assets and liabilities:
Accounts receivable	14,036	19,770
Inventories	(5,390)	2,105
Prepaid expenses and other assets	(3,688)	(2,067)
Accounts payable	4,177	(5,473)
Accrued expenses, compensation and benefits and other liabilities	(4,570)	(9,993)
Income taxes payable	155	(723)
Deferred revenue and contract assets	(14,808)	(12,995)
Net cash (used in) provided by operating activities	(2,556)	7,916

Cash flows from investing activities:
Purchases of property and equipment	(3,931)	(3,244)
Net cash used in investing activities	(3,931)	(3,244)

Cash flows from financing activities:
Repayment of debt principal	(2,410)	(53)
Payments for repurchase of common stock	(572)	(10,562)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,840)	(8,936)
Payments for credit facility issuance costs	—	(440)
Net cash used in financing activities	(7,822)	(19,991)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(254)
Net decrease in cash, cash equivalents and restricted cash	(14,392)	(15,573)
Cash, cash equivalents and restricted cash at beginning of period	38,852	60,556
Cash, cash equivalents and restricted cash at end of period	$24,460	$44,983
Supplemental information:
Cash and cash equivalents	$20,855	$41,245
Restricted cash	2,463	2,013
Restricted cash included in other long-term assets	1,142	1,725
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24,460	$44,983

Cash paid for income taxes	$175	$851
Cash paid for interest	$2,679	$1,176
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “we” or “our”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the instructions for Form 10-Q and, therefore, include all information and footnotes necessary for a complete presentation of operations, comprehensive income, financial position, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. We filed audited consolidated financial statements as of and for the year ended December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022, which included information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

2.    NET (LOSS) INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

The potential common shares that were considered anti-dilutive securities were excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of our common stock for the relevant periods, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain restricted stock units granted to our employees that vest based on performance conditions, market conditions, or a combination of performance and market conditions.

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Non-vested restricted stock units	484	783

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Weighted common shares outstanding - basic	43,813	44,817
Net effect of common stock equivalents	—	591
Weighted common shares outstanding - diluted	43,813	45,408

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of March 31, 2023 and December 31, 2022, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts. The assets held at fair value are included in “Other current assets” and “Other long-term assets” on our consolidated balance sheet as of March 31, 2023 and 2022.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$365	$87	$278	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$376	$85	$291	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. The carrying value of the term loan is net of debt issuance costs and approximates its fair value. Cash and equivalents were classified as Level 1 and all other financials instruments were classified as Level 2 within the fair value hierarchy.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$6,134	$7,984
Work in process	288	288
Finished goods	19,949	12,709
Total	$26,371	$20,981

As of March 31, 2023 and December 31, 2022, finished goods inventory included $2.4 million and $1.4 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

5.    LEASES

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under U.S. GAAP. We also have a limited number of equipment leases that qualify as either operating or finance leases. We determine if contracts with vendors represent a lease or have a lease component under U.S. GAAP at contract inception. Our leases have remaining terms ranging from less than one year to five years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of March 31, 2023, the weighted average incremental borrowing rate was 5.9% and the weighted average remaining lease term was 4.9 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of March 31, 2023, the weighted-average discount rate was 2.3% and the weighted average remaining lease term was less than one year.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.5 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Related cash payments were $1.6 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Short term lease costs were $0.5 million and $0.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $1.8 million for the three months ended March 31, 2023. Operating lease costs are included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding three months ended March 31, 2023)	$4,754	$157
2024	5,843	43
2025	5,898	—
2026	5,954	—
2027	5,501	—
Thereafter	2,067	—
Total future minimum lease payments	$30,017	$200
Less effects of discounting	(4,204)	(1)
Total lease liabilities	$25,813	$199

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	March 31, 2023
Right of use assets	$21,905

Accrued expenses and other current liabilities	(4,788)
Long-term lease liabilities	(21,025)
Total lease liabilities	$(25,813)

Finance Leases	March 31, 2023
Other assets	$193

Accrued expenses and other current liabilities	199
Total lease liabilities	$199

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred compensation	$3,673	$3,715
Finance lease liabilities	—	46
Other long-term liabilities	572	587
Total	$4,245	$4,348

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $21.7 million of products and services pursuant to this agreement as of March 31, 2023.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2023, be eligible to draw against the letters of credit to a maximum of $0.7 million.

We also have letters of credit in connection with security deposits for other facility leases totaling $0.4 million in the aggregate, as well as letters of credit totaling $3.4 million that otherwise support our ongoing operations. These letters of credit have various terms and expire during 2023 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Substantially all of our letters of credit are collateralized by restricted cash included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of March 31, 2023.

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

At March 31, 2023 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrual balance at beginning of period	$941	$1,219
Accruals for product warranties	182	321
Costs of warranty claims	(215)	(306)
Accrual balance at end of period	$908	$1,234

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
The following table sets forth our revenues by geographic region for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
United States	$40,428	$44,389
Other Americas	10,201	4,894
Europe, Middle East and Africa	32,921	38,845
Asia-Pacific	14,261	12,521
Total net revenues	$97,811	$100,649

Contract Asset

Contract asset activity for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	March 31, 2023	March 31, 2022
Contract asset at beginning of period	$37,765	$25,397
Revenue in excess of billings	14,623	9,891
Customer billings	(11,513)	(2,657)
Contract asset at end of period	$40,875	$32,631
Less: long-term portion (recorded in other long-term assets)	8,909	7,089
Contract asset, current portion	$31,966	$25,542

Deferred Revenue

Deferred revenue activity for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	March 31, 2023	March 31, 2022
Deferred revenue at beginning of period	$94,150	$98,082
Billings deferred	27,209	29,506
Recognition of prior deferred revenue	(38,908)	(35,266)
Deferred revenue at end of period	$82,451	$92,322

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

March 31, 2023
Product	$3,958
Subscription	15,773
Maintenance contracts	56,339
Implied PCS	3,598
Professional services, training and other	2,783
Deferred revenue at March 31, 2023	$82,451

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $3.6 million attributable to Implied PCS recorded in deferred revenue as of March 31, 2023. We expect to recognize revenue for these remaining performance obligations of $1.1 million for the remainder of 2023 and $1.1 million, $0.7 million, $0.4 million and $0.2 million for the years ending December 31, 2024, 2025, 2026, and 2027, respectively, and an immaterial amount thereafter.

As of March 31, 2023, we had approximately $19.4 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $17.5 million of these performance obligations were unbilled as of March 31, 2023. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $19.4 million in roughly equal installments through 2028.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

9.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term Loan, net of unamortized issuance costs and debt discount of $2,336 and $2,485 at March 31, 2023 and December 31, 2022, respectively	$179,614	$181,853
Other long-term debt	792	815
Total debt	$180,406	$182,668
Less: current portion	9,716	9,710
Total long-term debt	$170,690	$172,958

The following table summarizes the contractual maturities of our borrowing obligations as of March 31, 2023 (in thousands):

Fiscal Year	Term Loan	Other Long-Term Debt	Total
2023 (excluding three months ended March 31, 2023)	$7,163	124	$7,287
2024	13,131	175	13,306
2025	17,906	187	18,093
2026	19,100	201	19,301
2027	19,100	105	19,205
Thereafter	105,550	—	105,550
Total before unamortized discount	181,950	792	182,742
Less: unamortized discount and issuance costs	(2,336)	—	(2,336)
Less: current portion of long-term debt	(9,550)	(166)	(9,716)
Total long-term debt	$170,064	$626	$170,690

Credit Agreement

On January 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as collateral and administrative agent, and a syndicate of banks, as lenders thereunder (the “Lenders”). Pursuant to the Credit Agreement, the Lenders agreed to provide the Company with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility (the “Revolving Credit Facility”) of up to a maximum of $70.0 million in borrowings outstanding at any time. The Revolving Credit Facility can be used for working capital, other general corporate purposes and for other permitted uses. The proceeds from the Term Loan, plus available cash on hand, were used to repay outstanding borrowings in the principal amount of $201 million under the Company’s prior financing agreement, which was then terminated. In connection with this termination, the Company incurred a loss on extinguishment of debt of $3.7 million as a result of writing off $2.6 million of remaining unamortized issuance costs as well as a $1.1 million prepayment penalty.

In connection with the Credit Agreement, the Company incurred $2.5 million of issuance discounts and an immaterial amount of issuance costs. The Term Loan discount and issuance costs are being amortized over the remaining life of the Second A&R Credit Agreement (as defined below).

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

In connection with the A&R Credit Agreement, the Company accounted for the amendment as a modification and incurred an additional $0.4 million of issuance costs during the three months ended March 31, 2022. These additional costs and the remaining unamortized Term Loan discount and issuance costs are being amortized jointly over the amended remaining life of the Second A&R Credit Agreement.

On October 6, 2022, the Company executed a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with JPMorgan Chase Bank, N.A. and the Lenders. Pursuant to the Second A&R Credit Agreement, the Lenders agreed to provide the Company with (a) an additional term loan in the aggregate principal amount of $20 million (of which approximately $19 million was used to pay off the Company’s then outstanding drawings under the Revolving Credit Facility), and (b) an additional $50 million of available borrowing capacity under the Revolving Credit Facility, increasing the aggregate amount available to $120.0 million. The Second A&R Credit Agreement includes substantially similar terms as the A&R Credit Agreement and does not result in any changes to financial covenants, pricing or the maturity date of February 25, 2027.

In connection with the Second A&R Credit Agreement, the Company accounted for the amendment as a modification and incurred an additional $0.5 million of issuance costs during the three months ended December 31, 2022. These additional costs and the remaining unamortized Term Loan discount and issuance costs are being amortized jointly over the amended remaining life of the Second A&R Credit Agreement.

We recorded $3.3 million of interest expense on the Term Loan and Revolving Credit Facility for the three months ended March 31, 2023. The effective interest rate for the three months ended March 31, 2023 was 6.72%. As of March 31, 2023, there were no amounts drawn under the Revolving Credit Facility. We were in compliance with the Second A&R Credit Agreement covenants as of March 31, 2023.

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested time-based restricted stock units for the three months ended March 31, 2023 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	788,217	$28.24			—
Granted	166,382	28.72			—
Vested	(125,117)	20.15			(52,871)
Forfeited	(8,600)	28.72			—
Outstanding at March 31, 2023	820,882	$29.57	0.94	$26,244

Information with respect to the Company’s non-vested performance-based restricted stock units for the three months ended March 31, 2023 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	294,011	$23.20			—
Granted	240,598	26.12			—
Vested	(254,320)	15.34			(114,881)
Forfeited	—	—			—
Non-vested at March 31, 2023	280,289	$32.85	1.68	$8,961

The following table sets forth stock-based compensation expense by award type for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense by type:
Time-based Restricted Stock Units	$4,165	$2,428
Performance-based Restricted Stock Units	882	948
ESPP	46	46
Total share-based compensation expense	$5,093	$3,422

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$429	$426
Research and development expenses	468	350
Marketing and selling expenses	809	598
General and administrative expenses	3,387	2,048
Total share-based compensation expense	$5,093	$3,422

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of March 31, 2023, approximately $36.6 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended March 31, 2023, the Company repurchased 15,706 shares of its common stock for $0.4 million. These amounts may differ from the repurchases of common stock amounts in the condensed consolidated statements of cash flows due to unsettled share repurchases at the end of a period.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of March 31, 2023, we had approximately 527,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

Avid continued to invest in our Digital Transformation Initiative through the first quarter of 2023, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, and continuing through 2023-2025, we plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscriptions	$39,385	$32,954
Maintenance	22,650	28,327
Subscriptions and Maintenance	62,035	61,281
Perpetual Licenses	548	5,197
Software Licenses and Maintenance	62,583	66,478
Integrated solutions	28,710	28,212
Professional services & training	6,518	5,959
Total revenue	$97,811	$100,649

Recent Developments Affecting on Our Business

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. Throughout 2022 and the first quarter of 2023, we observed significant market uncertainty, increasing inflationary pressures, supply constraints and a strong U.S. dollar. We continue to manage through industry-wide supply constraints due to component shortages, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and resulted in extended lead times for us and our customers.

As a company with an extensive global footprint, we are subject to risks and exposures from foreign currency exchange rate fluctuations caused by significant events with macroeconomic impacts. We monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.

Although our revenue and earnings are relatively predictable as a result of our subscription-based business model, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the possible impact of these macroeconomic issues on our business.

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

We believe that our critical accounting estimates are those related to revenue recognition and allowances for sales returns and exchanges and income tax assets and liabilities. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2022 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates”. There have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 we incurred increased component costs on our integrated solutions due to the supply chain constraints noted above. The increases in operating expenses year over year was a result of increased personnel costs due to increased headcount as well as increased stock based compensation expense:

	Three Months Ended March 31,
	2023	2022
Net revenues:
Subscriptions	40.2%	32.7%
Maintenance	23.2%	28.1%
Integrated solutions & other	36.6%	39.2%
Total net revenues	100.0%	100.0%
Cost of revenues	36.4%	33.7%
Gross margin	63.6%	66.3%
Operating expenses:
Research and development	19.9%	16.6%
Marketing and selling	23.1%	21.8%
General and administrative	17.0%	14.7%
Restructuring costs, net	—%	—%
Total operating expenses	60.0%	53.1%
Operating income	3.6%	13.2%
Interest expense, net	(3.8)%	(1.5)%
Other income (loss), net	0.1%	(0.1)%
(Loss) income before income taxes	(0.1)%	11.6%
Provision for income taxes	0.3%	1.1%
Net (loss) income	(0.4)%	10.5%

Net Revenues

Our net revenues are derived mainly from sales of subscription software solutions, maintenance contracts, and integrated solutions for digital media content production, management and distribution, and related professional services. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to orders for large, complex solutions, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Revenues for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Net Revenues	$	%	Net Revenues
Subscriptions	$39,385	$6,431	19.5%	$32,954
Maintenance	22,650	(5,677)	(20.0)%	28,327
Integrated solutions & other	35,776	(3,592)	(9.1)%	39,368
Total net revenues	$97,811	$(2,838)	(2.8)%	$100,649

Net Revenues for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
United States	41%	44%
Other Americas	10%	5%
Europe, Middle East and Africa	34%	39%
Asia-Pacific	15%	12%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, MediaCentral, Pro Tools, and Sibelius offerings. Subscription revenues increased $6.4 million, or 19.5%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that it needs to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $5.7 million, or 20.0%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease for the three months ended March 31, 2023 was primarily due to customers transitioning from our perpetual based licenses to our subscription licenses.

Integrated Solutions and Other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems as well as professional and learning services. Integrated solutions and other revenues decreased $3.6 million, for the three months ended March 31, 2023, compared to the same period in 2022 as the result of customers transitioning away from our perpetual based software licenses. The transition from perpetual licenses resulted in a revenue decrease of $4.6 million year over year.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Costs	$	%	Costs
Subscriptions	$4,264	$(1,338)	(23.9)%	$5,602
Maintenance	4,747	(530)	(10.0)%	5,277
Integrated solutions & other	26,607	3,601	15.7%	23,006
Total cost of revenues	$35,618	$1,733	5.1%	$33,885

Gross profit	$62,193	$(4,571)	(6.8)%	$66,764

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2021 and 2020
Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products, and currency exchange-rate fluctuations. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our gross margin percentage for the three months ended March 31, 2023 decreased to 63.6% from 66.3% compared to the same period in 2022. This decrease was primarily due to increased prices on the components used in some of our integrated solutions products. Given the supply chain disruptions, we made spot purchases at increased prices to ensure we had enough components on hand. There was also a change in the mix of integrated solutions and other revenues towards our lower margin hardware, which also negatively impacted margins. This was partially offset by the increase in our subscription margins due to increased volume.

Gross Margin % for the Three Months Ended March 31, 2023 and 2022
	2023 Gross Margin %	Change	2022 Gross Margin %
Subscription	89.2%	6.2%	83.0%
Maintenance	79.0%	(2.4)%	81.4%
Integrated solutions & other	25.6%	(16.0)%	41.6%
Total	63.6%	(2.7)%	66.3%

Gross Margin % for the Nine Months Ended September 30, 2021 and 2020
Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Expenses	$	%	Expenses
Research and development	$19,426	$2,690	16.1%	$16,736
Marketing and selling	22,657	730	3.3%	21,927
General and administrative	16,614	1,803	12.2%	14,811
Restructuring costs, net	—	(15)	(100.0)%	15
Total operating expenses	$58,697	$5,208	9.7%	$53,489

Operating income	$3,496	$(9,779)	(73.7)%	$13,275

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

Change in R&D Expenses for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Consulting and outside services	1,038	30.9%
Personnel-related expenses	904	9.3%
Other	748	20.3%
Total G&A expenses increase	$2,690	16.1%

R&D expenses increased $2.7 million, or 16.1%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in consulting and outside services was due to both an increase in fees as well as increased usage of contractors to support our ongoing R&D operations. The increase in personnel-related expenses was primarily the result of insurance benefits as well as annual salary increases and increased headcount. The increase in other expenses was related to depreciation.

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

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023 Increase (Decrease) From 2022
	$	%
Personnel-related	775	5.1%
Foreign exchange (gains) and losses	(742)	(107.2)%
Facilities and information	555	16.1%
Other	142	5.7%
Total marketing and selling expenses increase	$730	3.3%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2021 and 2020
Marketing and selling expenses increased $0.7 million, or 3.3%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in personnel-related expenses was primarily the result of increased travel as well as annual salary increases. The change in foreign exchange translations was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The increase in facilities and information technology expenses was related to increased spend on our information technology infrastructure to support ongoing business operations.

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

Change in G&A Expenses for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023 Increase (Decrease) From 2022
	$	%
Personnel-related	1,972	27.2%
Other	(169)	(2.2)%
Total G&A expenses increase	$1,803	12.2%

G&A expenses increased $1.8 million, or 12.2%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in personnel-related expenses was primarily due to an increase in variable related compensation, specifically stock based compensation, and annual salary increases.

Provision for Income Taxes

Provision for Income Taxes for the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Provision for income taxes	$309	$(817)	(72.6)%	$1,126

Provision for Income Taxes for the Nine Months Ended September 30, 2021 and 2020
We had a tax provision of (429.2%) and 9.6% as a percentage of income and loss before tax for the three months ended March 31, 2023 and 2022, respectively. The decrease in the tax provision for the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to the decrease in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. While we had experienced recent profitability in the U.S. prior to the period ended March 31, 2023, during the period ended March 31, 2023 we experienced a pre-tax loss in the U.S. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents totaling $20.9 million as well as the availability of borrowings of up to $120.0 million under our revolving Credit Facility as of March 31, 2023. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

In 2021, we committed to a digital transformation initiative focused around modernizing our enterprise-wide infrastructure and technologies to benefit our customers and drive enhanced performance across the company. Continuing through 2023-2025, we plan to invest significant funds and resources towards implementing these new technologies as part of this initiative. These expenditures will be a mix of capital expenditures which will flow through our investing operations as well as SAAS based software solutions which will increase our use of cash from operations.

On January 5, 2021, we entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, or the Agent, and the lenders party thereto, or the Lenders. Pursuant to the Credit Agreement, the Lenders agreed to provide us with (a) a term loan in the aggregate principal amount of $180.0 million (the “Term Loan”) and (b) a revolving credit facility of up to a maximum of $70.0 million in borrowings outstanding at any time, (the “Revolving Credit Facility”). We borrowed the full amount of the $180.0 million Term Loan on the closing date, but did not borrow any amount under the Revolving Credit Facility on the closing date. The borrowings under the Term Loan and cash on hand were used to repay outstanding borrowings under the Company’s prior financing agreement, which was then terminated. Prior to the maturity of the Revolving Credit Facility, any amounts borrowed under the Revolving Credit Facility may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

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

On October 6, 2022, the Company executed the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with JPMorgan Chase Bank, N.A. and the Lenders. Pursuant to the Second A&R Credit Agreement, the Lenders agreed to provide the Company with (a) an additional term loan in the aggregate principal amount of $20 million (of which approximately $19 million was used to pay off the Company’s then outstanding drawings under the Revolving Credit Facility), and (b) an additional $50 million of available borrowing capacity under the Revolving Credit Facility, increasing the aggregate amount available to $120.0 million. The Second A&R Credit Agreement includes substantially similar terms as the A&R Credit Agreement and does not result in any changes to financial covenants, pricing or the maturity date of February 25, 2027.

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

In the event revenues in future quarters are lower than we currently anticipate or operating expenses are higher than we expect, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the net leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Second A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Second A&R Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Second A&R Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(2,556)	$7,916
Net cash used in investing activities	(3,931)	(3,244)
Net cash used in financing activities	(7,822)	(19,991)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(83)	(254)
Net decrease in cash, cash equivalents and restricted cash	$(14,392)	$(15,573)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $2.6 million for the three months ended March 31, 2023. The use of cash in operations compared to net cash provided by operating activities in the three months ended March 31, 2022 was primarily due to a change in working capital and lower profitability of the Company.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash flows used in investing activities reflected $3.9 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems. In addition, as part of our digital transformation we have increased spending on the development of internal-use software as we upgrade and improve our back-office applications, as well as development of our cloud related infrastructure.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash flows used in financing activities were primarily the result of our common stock repurchases for tax withholdings for net settlement of equity awards as well as principal payments on our Term Loan.

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

We recorded an immaterial net foreign exchange loss and a $0.7 million net foreign exchange gain for the three months ended March 31, 2023 and 2022, respectively. The foreign exchange gains and losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of March 31, 2023 would not have a significant impact on our results of operations. For this purpose, “significant” means an impact of more than a 20% change.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation, our management concluded that as of March 31, 2023, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting, due to the ineffective controls associated with the accounting methodology used to determine the appropriate allocation, amount and timing of relative estimated standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the accounting methodology used to determine standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts. We believe necessary remedial actions to our control environment are now in place, however the enhancements to our control environment have not been in place for a sufficient period of time to allow us to conclude that the internal control over financial reporting is effective as of March 31, 2023. Although there can be no assurances, we currently expect the enhanced control environment to be tested in June 2023, enabling us to make a determination on effectiveness of those enhanced controls in July 2023.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 in addition to the other information included in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.
There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2023 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
January 1, 2023 - January 31, 2023	14,506	$26.66	14,506	$36,680,659
February 1, 2023 - February 28, 2023	—	$—	0	$36,680,659
March 1, 2023 - March 31, 2023	1,200	$27.74	1,200	$36,647,369

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

ITEM 6.    EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation		8-K	July 27, 2005	000-21174
3.3	Amended and Restated By-Laws		8-K	March 31, 2017	001-36254
3.4	Amendment to the Amended and Restated By-Laws		10-K	March 9, 2020	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________
* Furnished herewith.
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer