Form 10-Q
period 2023-06-30
AVID TECHNOLOGY, INC.
filed 2023-08-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of August 4, 2023, was 44,037,720.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Forward-looking statements may involve subjects relating to, among others, the following:

•the proposed acquisition by STG may disrupt or could adversely affect our business, prospects, financial condition and results of operations;
•we have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger (as defined below);
•the Merger (as defined below) may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock;
•the Merger Agreement (as defined below) contains provisions that could discourage a potential competing acquirer of or could result in a competing proposal being at a lower price than it might otherwise be;
•the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility, including the impact of the ongoing Writers Guild or Screen Actors Guild strikes, and fluctuations in foreign currency exchange and interest rates on our business and results of operations, including impacts related to acts of war, armed conflict, and cyber conflict, such as, for example the Russian invasion of Ukraine, and related international sanctions and reprisals;
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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues:
Subscription	$44,439	34,142	$83,824	$67,096
Maintenance	23,468	27,775	46,118	56,102
Integrated solutions & other	40,635	35,763	76,411	75,131
Total net revenues	108,542	97,680	206,353	198,329

Cost of revenues:
Subscription	5,522	6,292	9,786	11,894
Maintenance	5,064	5,253	9,811	10,530
Integrated solutions & other	31,611	22,769	58,218	45,775
Total cost of revenues	42,197	34,314	77,815	68,199
Gross profit	66,345	63,366	128,538	130,130

Operating expenses:
Research and development	20,000	16,023	39,426	32,759
Marketing and selling	25,391	23,673	48,048	45,600
General and administrative	16,020	13,364	32,634	28,175
Restructuring costs, net	5,462	342	5,462	357
Total operating expenses	66,873	53,402	125,570	106,891

Operating income (loss)	(528)	9,964	2,968	23,239

Interest expense, net	(4,214)	(1,944)	(7,929)	(3,420)
Other income (expense), net	20	79	167	(8)
(Loss) income before income taxes	(4,722)	8,099	(4,794)	19,811
(Benefit from) Provision for income taxes	(126)	726	183	1,852
Net (loss) income	$(4,596)	$7,373	$(4,977)	$17,959

Net (loss) income per common share – basic	$(0.10)	$0.16	$(0.11)	$0.40
Net (loss) income per common share – diluted	$(0.10)	$0.16	$(0.11)	$0.40

Weighted-average common shares outstanding – basic	44,099	44,740	43,957	44,778
Weighted-average common shares outstanding – diluted	44,099	45,110	43,957	45,280
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income	$(4,596)	$7,373	$(4,977)	$17,959

Other comprehensive (loss) income:
Foreign currency translation adjustments	(365)	(1,735)	229	(1,936)

Comprehensive (loss) income	$(4,961)	$5,638	$(4,748)	$16,023
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,502	$35,247
Restricted cash	926	2,413
Accounts receivable, net of allowances of $539 and $601 at June 30, 2023 and December 31, 2022, respectively	58,679	76,849
Inventories	28,028	20,981
Prepaid expenses	10,696	8,360
Contract assets	38,487	32,295
Other current assets	3,360	2,826
Total current assets	173,678	178,971
Property and equipment, net	29,613	23,684
Goodwill	32,643	32,643
Right of use assets	20,756	21,395
Deferred tax assets, net	16,352	15,859
Other long-term assets	20,775	14,901
Total assets	$293,817	$287,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,790	$45,904
Accrued compensation and benefits	20,140	22,602
Accrued expenses and other current liabilities	39,165	36,031
Income taxes payable	142	62
Short-term debt	10,912	9,710
Deferred revenue	42,114	76,308
Total current liabilities	164,263	190,617
Long-term debt	202,213	172,958
Long-term deferred revenue	22,367	17,842
Long-term lease liabilities	19,884	20,470
Other long-term liabilities	4,044	4,348
Total liabilities	412,771	406,235

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,935 shares at June 30, 2023 and 46,551 shares at December 31, 2022; outstanding: 44,009 shares at June 30, 2023 and 43,771 shares at December 31, 2022	465	462
Treasury stock	(78,353)	(77,933)
Additional paid-in capital	1,041,280	1,036,287
Accumulated deficit	(1,076,695)	(1,071,718)
Accumulated other comprehensive loss	(5,651)	(5,880)
Total stockholders’ deficit	(118,954)	(118,782)
Total liabilities and stockholders’ deficit	$293,817	$287,453
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three and Six Months Ended June 30, 2023
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2023	46,551	(2,911)	$462	$(77,933)	$1,036,287	$(1,071,718)	$(5,880)	$(118,782)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	212	—	2	—	(4,842)	—	—	(4,840)

Repurchase of common stock	—	(15)	—	(420)	—	—	—	(420)

Stock-based compensation	—	—	—	—	5,093	—	—	5,093

Net loss	—	—	—	—	—	(381)	—	(381)

Other comprehensive income	—	—	—	—	—	—	594	594

Balances at March 31, 2023	46,763	(2,926)	$464	$(78,353)	$1,036,538	$(1,072,099)	$(5,286)	$(118,736)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	172	—	1	—	(1,200)	—	—	(1,199)

Stock-based compensation	—	—	—	—	5,942	—	—	5,942

Net loss	—	—	—	—	—	(4,596)	—	(4,596)

Other comprehensive loss	—	—	—	—	—	—	(365)	(365)

Balances at June 30, 2023	46,935	(2,926)	$465	$(78,353)	$1,041,280	$(1,076,695)	$(5,651)	$(118,954)

Three and Six Months Ended June 30, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	$459	$(35,906)	$1,026,115	$(1,116,373)	$(4,314)	$(130,019)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	189	—	2	—	(1,483)	—	—	(1,481)

Repurchase of common stock	—	(560)	—	(14,143)	—	—	—	(14,143)

Stock-based compensation	—	—	—	—	3,645	—	—	3,645

Net income	—	—	—	—	—	7,373	—	7,373

Other comprehensive loss	—	—	—	—	—	—	(1,735)	(1,735)

Balances at June 30, 2022	46,408	(1,788)	$461	$(50,049)	$1,028,277	$(1,109,000)	$(6,049)	$(136,360)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,977)	$17,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,852	3,869
(Recovery from) allowance for doubtful accounts	(30)	222
Stock-based compensation expense	11,035	7,067
Non-cash provision for restructuring	5,462	338
Non-cash interest expense	298	247
Loss on disposal of fixed assets	—	548
Unrealized foreign currency transaction losses (gains)	874	(1,729)
(Provision for) Benefit from deferred taxes	(498)	1,610
Changes in operating assets and liabilities:
Accounts receivable	18,200	22,945
Inventories	(7,047)	672
Prepaid expenses and other assets	(6,525)	(5,664)
Accounts payable	5,886	6,044
Accrued expenses, compensation and benefits and other liabilities	(5,559)	(16,105)
Income taxes payable	80	(776)
Deferred revenue and contract assets	(38,228)	(22,026)
Net cash (used in) provided by operating activities	(16,177)	15,221

Cash flows from investing activities:
Purchases of property and equipment	(10,008)	(7,359)
Net cash used in investing activities	(10,008)	(7,359)

Cash flows from financing activities:
Proceeds from revolving line of credit	35,000	19,000
Repayment of debt principal	(4,841)	(2,288)
Payments for repurchase of common stock	(572)	(25,262)
Proceeds from the issuance of common stock under employee stock plans	486	468
Common stock repurchases for tax withholdings for net settlement of equity awards	(6,525)	(10,885)
Payments for credit facility issuance costs	—	(440)
Net cash provided by (used in) financing activities	23,548	(19,407)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(645)	(941)
Net decrease in cash, cash equivalents and restricted cash	(3,282)	(12,486)
Cash, cash equivalents and restricted cash at beginning of period	38,852	60,556
Cash, cash equivalents and restricted cash at end of period	$35,570	$48,070
Supplemental information:
Cash and cash equivalents	$33,502	$44,332
Restricted cash	926	2,413
Restricted cash included in other long-term assets	1,142	1,325
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,570	$48,070

Cash paid for income taxes	$847	$1,293
Cash paid for interest	$6,809	$1,542
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

The consolidated results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Non-vested restricted stock units	1,291	826

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted common shares outstanding - basic	44,099	44,740	43,957	44,778
Net effect of common stock equivalents	—	370	—	502
Weighted common shares outstanding - diluted	44,099	45,110	43,957	45,280

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of June 30, 2023 and December 31, 2022, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts. The assets held at fair value are included in “Other current assets” and “Other long-term assets” on our consolidated balance sheet as of June 30, 2023 and 2022.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$281	$87	$194	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$376	$85	$291	$—

Financial Instruments Not Recorded at Fair Value

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement. The carrying value of the term loan is net of debt issuance costs and approximates its fair value. Cash and equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy.

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$6,964	$7,984
Work in process	288	288
Finished goods	20,776	12,709
Total	$28,028	$20,981

As of June 30, 2023 and December 31, 2022, finished goods inventory included $2.4 million and $1.4 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of June 30, 2023, the weighted average incremental borrowing rate was 6.0% and the weighted average remaining lease term was 4.7 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of June 30, 2023, the weighted-average discount rate was 1.2% and the weighted average remaining lease term was less than one year.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.5 million and $1.4 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $3.0 million and $2.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Related cash payments were $1.5 million and $1.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Short term lease costs were $0.5 million and $0.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Operating lease costs are included within costs of revenue, research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding six months ended June 30, 2023)	$3,125	$94
2024	5,840	41
2025	5,898	—
2026	5,958	—
2027	5,500	—
Thereafter	2,067	—
Total future minimum lease payments	$28,388	$135
Less effects of discounting	(3,822)	—
Total lease liabilities	$24,566	$135

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	June 30, 2023
Right of use assets	$20,756

Accrued expenses and other current liabilities	(4,682)
Long-term lease liabilities	(19,884)
Total lease liabilities	$(24,566)

Finance Leases	June 30, 2023
Other assets	$132

Accrued expenses and other current liabilities	135
Total lease liabilities	$135

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred compensation	$3,493	$3,715
Finance lease liabilities	—	46
Other long-term liabilities	551	587
Total	$4,044	$4,348

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $23.5 million of products and services pursuant to this agreement as of June 30, 2023.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2023, be eligible to draw against the letters of credit to a maximum of $0.7 million.

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

Letters of credit that are collateralized by restricted cash are included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of June 30, 2023.

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

At June 30, 2023 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Accrual balance at beginning of period	$941	$1,219
Accruals for product warranties	354	305
Costs of warranty claims	(423)	(551)
Accrual balance at end of period	$872	$973

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.    RESTRUCTURING COSTS AND ACCRUALS

In May 2023, we committed to a restructuring plan focused on reducing our overall workforce, and as a result we recorded restructuring charges of $5.5 million for employee severance costs related to 101 positions eliminated during the second quarter of 2023. The restructuring plan is expected to be substantially completed in 2023.

The following table sets forth the activity in the restructuring accrual for the six months ended June 30, 2023 (in thousands):

Employee
Accrual balance as of December 31, 2022	$205
Restructuring charges and revisions	5,472
Cash payments	(1,029)
Foreign exchange impact on ending balance	5
Accrual balance as of June 30, 2023	$4,653

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reporting unit and operating segment.

The following table sets forth our revenues by geographic region for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$46,601	$40,160	$87,029	$84,549
Other Americas	5,097	8,406	15,298	13,300
Europe, Middle East and Africa	41,006	36,316	73,927	75,161
Asia-Pacific	15,838	12,798	30,099	25,319
Total net revenues	$108,542	$97,680	$206,353	$198,329

Contract Asset

Contract asset activity for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	June 30, 2023	June 30, 2022
Contract asset at beginning of period	$37,765	$25,397
Revenue in excess of billings	47,651	19,735
Customer billings	(39,092)	(14,858)
Contract asset at end of period	$46,324	$30,274
Less: long-term portion (recorded in other long-term assets)	7,837	9,324
Contract asset, current portion	$38,487	$20,950

Deferred Revenue

Deferred revenue activity for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	June 30, 2023	June 30, 2022
Deferred revenue at beginning of period	$94,150	$98,082
Billings deferred	40,831	45,192
Recognition of prior deferred revenue	(70,500)	(62,341)
Deferred revenue at end of period	$64,481	$80,933

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

June 30, 2023
Product	$1,672
Subscription	14,926
Maintenance contracts	42,885
Implied PCS	3,233
Professional services, training and other	1,765
Deferred revenue at June 30, 2023	$64,481

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $3.2 million attributable to Implied PCS recorded in deferred revenue as of June 30, 2023. We expect to recognize revenue for these remaining performance obligations of $0.7 million for the remainder of 2023 and $1.1 million, $0.7 million, $0.4 million and $0.2 million for the years ending December 31, 2024, 2025, 2026, and 2027, respectively, and an immaterial amount thereafter.

As of June 30, 2023, we had approximately $14.7 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $13.4 million of these performance obligations were unbilled as of June 30, 2023. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $14.7 million in roughly equal installments through 2028.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term Loan, net of unamortized issuance costs and debt discount of $2,187 and $2,485 at June 30, 2023 and December 31, 2022, respectively	$177,375	$181,853
Credit Facility	35,000	—
Other long-term debt	750	815
Total debt	$213,125	$182,668
Less: current portion	10,912	9,710
Total long-term debt	$202,213	$172,958

The following table summarizes the contractual maturities of our borrowing obligations as of June 30, 2023 (in thousands):

Fiscal Year	Term Loan	Credit Facility	Other Long-Term Debt	Total
2023 (excluding six months ended June 30, 2023)	$4,775	—	83	$4,858
2024	13,131	—	174	13,305
2025	17,906	—	187	18,093
2026	19,100	—	200	19,300
2027	124,650	35,000	106	159,756
Total before unamortized discount	179,562	35,000	750	215,312
Less: unamortized discount and issuance costs	(2,187)	—	—	(2,187)
Less: current portion of long-term debt	(10,744)	—	(168)	(10,912)
Total long-term debt	$166,631	35,000	$582	$202,213

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

We recorded $3.8 million and $7.1 million of interest expense on the Term Loan and Revolving Credit Facility for the three and six months ended June 30, 2023. The effective interest rate for the six months ended June 30, 2023 was 7.05%. As of June 30, 2023, there was $35 million outstanding under the Revolving Credit Facility. We were in compliance with the Second A&R Credit Agreement covenants as of June 30, 2023.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested time-based restricted stock units for the six months ended June 30, 2023 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	788,217	$28.24			—
Granted	597,436	30.05			—
Vested	(332,078)	25.00			(109,740)
Forfeited	(42,805)	32.22			—
Non-vested at June 30, 2023	1,010,770	$30.21	1.10	$32,314

Information with respect to the Company’s non-vested performance-based restricted stock units for the six months ended June 30, 2023 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	294,011	$23.20			—
Granted	240,598	26.12			—
Vested	(254,320)	15.34			(114,881)
Forfeited	—	—			—
Non-vested at June 30, 2023	280,289	$32.85	1.43	$8,961

The following table sets forth stock-based compensation expense by award type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense by type:
Time-based Restricted Stock Units	$4,748	$2,952	$8,913	$5,380
Performance-based Restricted Stock Units	1,140	643	2,022	1,591
ESPP	54	50	100	96
Total share-based compensation expense	$5,942	$3,645	$11,035	$7,067

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$984	$589	$1,413	$1,015
Research and development expenses	1,216	515	1,684	865
Marketing and selling expenses	1,036	800	1,845	1,398
General and administrative expenses	2,706	1,741	6,093	3,789
Total share-based compensation expense	$5,942	$3,645	$11,035	$7,067

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of June 30, 2023, approximately $36.6 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock.

12. SUBSEQUENT EVENTS

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of June 30, 2023, we had approximately 540,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

We continued to invest in our Digital Transformation Initiative through the second quarter of 2023, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, and continuing through 2023-2025, we plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscriptions	$44,439	$34,142	$83,824	$67,096
Maintenance	23,468	27,775	46,118	56,102
Subscriptions and Maintenance	67,907	61,917	129,942	123,198
Perpetual Licenses	1,110	2,742	1,658	7,939
Software Licenses and Maintenance	69,017	64,659	131,600	131,137
Integrated solutions	33,735	28,013	62,445	56,225
Professional services & training	5,790	5,008	12,308	10,967
Total revenue	$108,542	$97,680	$206,353	$198,329

Recent Developments Affecting on Our Business

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. Throughout 2022 and the first half of 2023, we observed significant market uncertainty, increasing inflationary pressures, supply constraints and a strong U.S. dollar. We continue to manage through industry-wide supply constraints due to component shortages, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and resulted in extended lead times for us and our customers.

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

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2023 and 2022. During the three and six months ended June 30, 2023 we incurred increased component costs on our integrated solutions due to the supply chain constraints noted above. The increases in operating expenses year over year was a result of increased personnel costs due to increased headcount as well as increased stock based compensation expense. With the restructuring plan executed during May 2023, we expect to see cost savings from that initiative in the second half of the year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Subscriptions	40.9%	35.0%	40.6%	33.8%
Maintenance	21.6%	28.4%	22.4%	28.3%
Integrated solutions & other	37.5%	36.6%	37.0%	37.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.9%	35.1%	37.7%	34.4%
Gross margin	61.1%	64.9%	62.3%	65.6%
Operating expenses:
Research and development	18.4%	16.4%	19.1%	16.5%
Marketing and selling	23.4%	24.2%	23.3%	23.0%
General and administrative	14.8%	13.7%	15.8%	14.2%
Restructuring costs, net	5.0%	0.4%	2.7%	0.2%
Total operating expenses	61.6%	54.7%	60.9%	53.9%
Operating (loss) income	(0.5)%	10.2%	1.4%	11.7%
Interest expense, net	(3.9)%	(2.0)%	(3.8)%	(1.7)%
Other income (loss), net	—%	0.1%	0.1%	—%
(Loss) income before income taxes	(4.4)%	8.3%	(2.3)%	10.0%
(Benefit from) Provision for income taxes	(0.2)%	0.7%	0.1%	0.9%
Net (loss) income	(4.2)%	7.5%	(2.4)%	9.1%

Net Revenues

Our net revenues are derived mainly from sales of subscription software solutions, maintenance contracts, and integrated solutions for digital media content production, management and distribution, and related professional services. We commonly sell large, complex solutions to our customers that, due to their strategic nature, have long lead times where the timing of order execution and fulfillment can be difficult to predict. In addition, the rapid evolution of the media industry is changing our customers’ needs, businesses, and revenue models, which is influencing their short-term and long-term purchasing decisions. As a result of these factors, the timing and amount of product revenue recognized related to orders for large, complex solutions, as well as the services associated with them, can fluctuate from quarter to quarter and cause significant volatility in our quarterly operating results. For a discussion of these factors, see the risk factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended, December 31, 2022.

Net Revenues for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Net Revenues	$	%	Net Revenues
Subscriptions	$44,439	$10,297	30.2%	$34,142
Maintenance	23,468	(4,307)	(15.5)%	27,775
Integrated solutions & other	40,635	4,872	13.6%	35,763
Total net revenues	$108,542	$10,862	11.1%	$97,680

Net Revenues for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Net Revenues	$	%	Net Revenues
Subscriptions	$83,824	$16,728	24.9%	$67,096
Maintenance	46,118	$(9,984)	(17.8)%	56,102
Integrated solutions & other	$76,411	$1,280	1.7%	$75,131
Total net revenues	$206,353	$8,024	4.0%	$198,329

Net Revenues for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	43%	41%	42%	43%
Other Americas	5%	9%	7%	7%
Europe, Middle East and Africa	38%	37%	36%	38%
Asia-Pacific	14%	13%	15%	13%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, MediaCentral, Pro Tools, and Sibelius offerings. Subscription revenues increased $10.3 million, or 30.2%, for the three months ended June 30, 2023, and $16.7 million or 24.9%, for the six months ended June 30, 2023, compared to the same periods in 2022. The increase for the three and six months ended June 30, 2023 was primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that it needs to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $4.3 million, or 15.5%, for the three months ended June 30, 2023, and $10.0 million or 17.8%, for the six months ended June 30, 2023, compared to the same periods in 2022. The decrease for the three and six months ended June 30, 2023 was primarily due to customers transitioning from our perpetual based licenses to our subscription licenses.

Integrated Solutions and Other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems as well as professional and learning services. Integrated solutions and other revenues increased $4.9 million or 13.6%, for the three months ended June 30, 2023, and $1.3 million or 1.7%, for the six months ended June 30, 2023, compared to the same periods in 2022. In both comparative periods, we saw a decrease in perpetual licenses revenue as the result of customers transitioning away from our perpetual based software licenses, which was offset by an increase in our integrated solutions sales.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Costs	$	%	Costs
Subscriptions	$5,522	$(770)	(12.2)%	$6,292
Maintenance	5,064	(189)	(3.6)%	5,253
Integrated solutions & other	31,611	8,842	38.8%	22,769
Total cost of revenues	$42,197	$7,883	23.0%	$34,314

Gross profit	$66,345	$2,979	4.7%	$63,366

Costs of Revenues and Gross Profit for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Costs	$	%	Costs
Subscriptions	$9,786	$(2,108)	(17.7)%	$11,894
Maintenance	9,811	(719)	(6.8)%	10,530
Integrated solutions & other	58,218	12,443	27.2%	45,775
Total cost of revenues	$77,815	$9,616	14.1%	$68,199

Gross profit	$128,538	$(1,592)	(1.2)%	$130,130

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

Our gross margin percentage for the three months ended June 30, 2023 decreased to 61.1% from 64.9% for the three months ended June 30, 2022, and for the six months ended June 30, 2023 decreased to 62.3% from 65.6% for the six months ended June 30, 2022. These decreases were primarily due to increased prices on the components used in some of our integrated solutions products. Given the supply chain disruptions, we made spot purchases at increased prices to ensure we had sufficient components on hand. There was also a change in the mix of integrated solutions and other revenues towards our lower margin hardware, which also negatively impacted margins. These decreases were partially offset by the increase in our subscription margins due to increased volume.

Gross Margin % for the Three Months Ended June 30, 2023 and 2022
	2023 Gross Margin %	Change	2022 Gross Margin %
Subscription	87.6%	6.0%	81.6%
Maintenance	78.4%	(2.7)%	81.1%
Integrated solutions & other	22.2%	(14.1)%	36.3%
Total	61.1%	(3.8)%	64.9%

Gross Margin % for the Six Months Ended June 30, 2023 and 2022
	2023 Gross Margin %	Change	2022 Gross Margin %
Subscription	88.3%	6.0%	82.3%
Maintenance	78.7%	(2.5)%	81.2%
Integrated solutions & other	23.8%	(15.3)%	39.1%
Total	62.3%	(3.3)%	65.6%

Gross Margin % for the Nine Months Ended September 30, 2021 and 2020
Operating Expenses and Operating Income

Operating Expenses and Operating (Loss) Income for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Expenses	$	%	Expenses
Research and development	$20,000	$3,977	24.8%	$16,023
Marketing and selling	25,391	1,718	7.3%	23,673
General and administrative	16,020	2,656	19.9%	13,364
Restructuring costs, net	5,462	5,120	1,497.1%	342
Total operating expenses	$66,873	$13,471	25.2%	$53,402

Operating (loss) income	$(528)	$(10,492)	(105.3)%	$9,964

Operating Expenses and Operating Income for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Expenses	$	%	Expenses
Research and development	$39,426	$6,667	20.4%	$32,759
Marketing and selling	48,048	2,448	5.4%	45,600
General and administrative	32,634	4,459	15.8%	28,175
Restructuring costs, net	5,462	5,105	1,430.0%	357
Total operating expenses	$125,570	$18,679	17.5%	$106,891

Operating income	$2,968	$(20,271)	(87.2)%	$23,239

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Change in R&D Expenses for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Other	1,559	44.4%
Consulting and outside services	1,388	42.2%
Personnel-related	1,030	11.2%
Total G&A expenses increase	$3,977	24.8%

Change in R&D Expenses for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Consulting and outside services	2,425	36.5%
Other	2,308	32.0%
Personnel-related	1,934	10.2%
Total research and development expenses increase	$6,667	20.4%

R&D expenses increased $4.0 million, or 24.8%, for the three months ended June 30, 2023, and $6.7 million or 20.4%, for the six months ended June 30, 2023, compared to the same periods in 2022. The increase in consulting and outside services was due to both an increase in fees as well as increased usage of contractors to support our ongoing R&D operations. The increase in personnel-related expenses was primarily the result of annual salary increases and increased headcount. The increase in other expenses was related to depreciation.

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

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Personnel-related	1,479	9.1%
Other	239	3.2%
Total marketing and selling expenses increase	$1,718	7.3%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase (Decrease) From 2022
	$	%
Personnel-related	2,254	7.1%
Other	1,115	8.6%
Foreign exchange (gains) and losses	(921)	(82.6)%
Total marketing and selling expenses increase	$2,448	5.4%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2021 and 2020
Marketing and selling expenses increased $1.7 million, or 7.3%, for the three months ended June 30, 2023, and $2.4 million or 5.4%, for the six months ended June 30, 2023, compared to the same periods in 2022. The increase in personnel-related expenses was primarily the result of annual salary increases and increased headcount. The increase in other is primarily related to the participation in the National Association of Broadcasters (NAB) trade show and higher costs related to marketing and promotional support. The change in foreign exchange translations for the three and six months ended June 30, 2023, compared to the same periods in 2022, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

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

Change in G&A Expenses for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Other	1,790	28.0%
Personnel-related	866	12.4%
Total G&A expenses increase	$2,656	19.9%

Change in G&A Expenses for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Personnel-related	2,838	19.9%
Other	1,621	11.6%
Total G&A expenses increase	$4,459	15.8%

G&A expenses increased $2.7 million, or 19.9%, for the three months ended June 30, 2023, and $4.5 million or 15.8%, for the six months ended June 30, 2023, compared to the same periods in 2022. The increase in personnel-related expenses was primarily due to an increase in variable related compensation, specifically stock based compensation, and annual salary increases. The increase in other expenses was primarily due to severance related charges related to individuals who opted in to our early retirement program as well as in increase in our business development related activities.

Restructuring Costs, Net

Restructuring costs increased for the three and six months ended June 30, 2023, due to the restructuring plan that we committed to in May 2023, which focused on reducing our overall workforce, and as a result we recorded restructuring charges of $5.5 million for employee severance costs related to 101 positions eliminated during the second quarter of 2023. The restructuring plan is expected to be substantially completed in 2023. With the restructuring plan executed during May 2023, we expect to see cost savings from that initiative in the second half of the year.

Interest Expense, Net

Interest Expense, Net for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Interest expense, net	$(4,214)	$(2,270)	116.8%	$(1,944)

Interest Expense, Net for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Interest expense, net	$(7,929)	$(4,509)	131.8%	$(3,420)

Interest expense increased for the three and six months ended June 30, 2023, due to a higher interest rate as a result of increases in the Secured Overnight Financing Rate (SOFR) on our borrowings and a higher level of borrowings, which included the $35.0 million outstanding under the Revolving Credit Facility. The effective interest rate was 7.37% and 3.15% for the three ended June 30, 2023 and June 30, 2022, respectively. The effective interest rate was 7.05% and 2.95% for the six months ended June 30, 2023 and June 30, 2022, respectively.

(Benefit from) Provision for Income Taxes

(Benefit from) Provision for Income Taxes for the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
(Benefit from) Provision for Income Taxes	$(126)	$(852)	(117.4)%	$726

Provision for Income Taxes for the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Provision for Income Taxes	$183	$(1,669)	(90.1)%	$1,852

We had a tax provision of 2.7% and (3.8%) as a percentage of income and loss before tax for the three and six months ended June 30, 2023. The decrease in the tax provision for the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily due to the decrease in worldwide pre-tax income. No benefit was provided for the tax loss generated in the United States due to a full valuation on the deferred tax asset. While we had experienced recent profitability in the U.S. prior to the period ended March 31, 2023, during both periods ended March 31, 2023 and June 30, 2023 we experienced a pre-tax loss in the U.S. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents, which totaled $33.5 million as of June 30, 2023, as well as the availability of borrowings of up to $85.0 million under our revolving Credit Facility as of June 30, 2023. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

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

In the event revenues in future quarters are lower than we currently anticipate or operating expenses are higher than we expect, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the net leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Second A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Second A&R Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Second A&R Credit Agreement. We were in compliance with the Second A&R Credit Agreement covenants as of June 30, 2023.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(16,177)	$15,221
Net cash used in investing activities	(10,008)	(7,359)
Net cash provided by (used in) financing activities	23,548	(19,407)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(645)	(941)
Net decrease in cash, cash equivalents and restricted cash	$(3,282)	$(12,486)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $16.2 million for the six months ended June 30, 2023. The use of cash in operations compared to net cash provided by operating activities in the six months ended June 30, 2022 was primarily due to a change in working capital and the Company’s lower operating profitability.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash flows used in investing activities reflected $10.0 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems. In addition, as part of our digital transformation we have increased spending on the development of internal-use software as we upgrade and improve our back-office applications, as well as development of our cloud related infrastructure.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash flows provided by financing activities were primarily the result of drawing down $35 million on our revolving credit facility, partially offset by our common stock repurchases for tax withholdings for net settlement of equity awards as well as principal payments on our Term Loan.

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

We recorded a $0.3 million net foreign exchange loss and a $1.2 million net foreign exchange loss for the six months ended June 30, 2023 and 2022, respectively. The foreign exchange gains and losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of June 30, 2023 would not have a significant impact on our results of operations. For this purpose, “significant” means an impact of more than a 20% change.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation, our management concluded that as of June 30, 2023, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting, due to the ineffective controls associated with the accounting methodology used to determine the appropriate allocation, amount and timing of relative estimated standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the accounting methodology used to determine standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts. We believe necessary remedial actions to our control environment are now in place, however the enhancements to our control environment have not been in place for a sufficient period of time to allow us to conclude that the internal control over financial reporting is effective as of June 30, 2023.

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

There has been no material change to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below:

Risks Related to the Merger

The proposed acquisition of the Company by STG may disrupt or could adversely affect our business, prospects, financial condition and results of operations.

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition and results of operations, regardless of whether the Merger is completed. The Merger Agreement generally requires us to use our reasonable best efforts to operate our business in the ordinary course of business pending consummation of the Merger and restricts us, without Parent’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments and attain our financial and other goals, and these restrictions may impact our financial condition, results of operations and cash flows.

Employee retention and recruitment may be challenging before the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles at the Company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business, financial condition and results of operations could be adversely affected.

The announcement and pendency of the Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including customers, channel partners, suppliers and other business partners, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and results of operations.

We could also be subject to litigation related to the Merger, which could prevent or delay the consummation of the Merger or result in significant costs and expenses. It is possible that stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed and may relate to activities that we would not have undertaken other than to complete the Merger. If the Merger is not completed, we will have received little or no benefit from such expenses. Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any waivers, consents, agreements or approvals or the expiration or termination of any required waiting period applicable under certain specified U.S. or foreign competition, antitrust or merger control laws or U.S. or foreign laws intended to screen, prohibit or regulate foreign investment and (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement that is continuing as of the closing date.
Many of the conditions to consummation of the Merger are not within our control or the control of Parent or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;

•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire the Company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;

•the impairment of our ability to attract, retain and motivate personnel, including our senior management;

•difficulties maintaining relationships with customers, distributors, suppliers and other business partners; and

•upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of $39.8 million.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Parent a termination fee of $39.8 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Competing Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a price per share higher than the price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

If the Merger Agreement is terminated and we decide to seek another similar transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2023 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
April 1, 2023 - April 30, 2023	—	$—	0	$36,647,369
May 1, 2023 -May 31, 2023	—	$—	0	$36,647,369
June 1, 2023 - June 30, 2023	—	$—	0	$36,647,369

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended	X
3.3	Amendment to the Company's Third Amended and Restated Certificate of Incorporation, as amended		8-K	June 1, 2023	001-36254
3.4	Amended and Restated By-Laws		8-K	June 1, 2023	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	August 9, 2023	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer