Form 10-Q
period 2023-09-30
AVID TECHNOLOGY, INC.
filed 2023-11-07
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐   No ☒
The number of shares outstanding of the registrant’s Common Stock, as of November 3, 2023, was 44,098,790.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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
•the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility, including the impact of the Writers Guild strike or the ongoing Screen Actors Guild strike, and fluctuations in foreign currency exchange and interest rates on our business and results of operations, including impacts related to acts of war, armed conflict, and cyber conflict, such as, for example the Russian invasion of Ukraine, and related international sanctions and reprisals;
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

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues:
Subscription	$38,018	41,782	$121,842	$108,878
Maintenance	20,230	27,280	66,348	83,382
Integrated solutions & other	32,761	33,923	109,172	109,054
Total net revenues	91,009	102,985	297,362	301,314

Cost of revenues:
Subscription	4,793	6,163	14,579	18,057
Maintenance	4,614	4,849	14,425	15,379
Integrated solutions & other	23,697	22,194	81,915	67,969
Total cost of revenues	33,104	33,206	110,919	101,405
Gross profit	57,905	69,779	186,443	199,909

Operating expenses:
Research and development	19,767	17,110	59,193	49,869
Marketing and selling	23,004	24,362	71,052	69,962
General and administrative	17,582	14,066	50,216	42,241
Restructuring costs, net	(589)	158	4,873	515
Total operating expenses	59,764	55,696	185,334	162,587

Operating (loss) income	(1,859)	14,083	1,109	37,322

Interest expense, net	(5,060)	(2,741)	(12,989)	(6,161)
Other income, net	21	15	188	7
(Loss) income before income taxes	(6,898)	11,357	(11,692)	31,168
Provision for (benefit from) income taxes	436	(665)	619	1,187
Net (loss) income	$(7,334)	$12,022	$(12,311)	$29,981

Net (loss) income per common share – basic	$(0.17)	$0.27	$(0.28)	$0.67
Net (loss) income per common share – diluted	$(0.17)	$0.27	$(0.28)	$0.66

Weighted-average common shares outstanding – basic	44,209	44,476	44,042	44,676
Weighted-average common shares outstanding – diluted	44,209	44,703	44,042	45,107
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(7,334)	$12,022	$(12,311)	$29,981

Other comprehensive loss:
Foreign currency translation adjustments	(876)	(1,416)	(647)	(3,352)

Comprehensive (loss) income	$(8,210)	$10,606	$(12,958)	$26,629
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,963	$35,247
Restricted cash	926	2,413
Accounts receivable, net of allowances of $430 and $601 at September 30, 2023 and December 31, 2022, respectively	56,354	76,849
Inventories	28,591	20,981
Prepaid expenses	9,901	8,360
Contract assets	36,718	32,295
Other current assets	3,057	2,826
Total current assets	156,510	178,971
Property and equipment, net	30,656	23,684
Goodwill	32,643	32,643
Right of use assets	19,551	21,395
Deferred tax assets, net	15,725	15,859
Other long-term assets	18,654	14,901
Total assets	$273,739	$287,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,528	$45,904
Accrued compensation and benefits	16,991	22,602
Accrued expenses and other current liabilities	39,132	36,031
Income taxes payable	25	62
Short-term debt	14,242	9,710
Deferred revenue	35,863	76,308
Total current liabilities	145,781	190,617
Long-term debt	203,723	172,958
Long-term deferred revenue	24,859	17,842
Long-term lease liabilities	18,654	20,470
Other long-term liabilities	3,907	4,348
Total liabilities	396,924	406,235

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01; authorized: 100,000 shares; issued: 46,995 shares at September 30, 2023 and 46,551 shares at December 31, 2022; outstanding: 44,069 shares at September 30, 2023 and 43,771 shares at December 31, 2022	466	462
Treasury stock	(78,353)	(77,933)
Additional paid-in capital	1,045,258	1,036,287
Accumulated deficit	(1,084,029)	(1,071,718)
Accumulated other comprehensive loss	(6,527)	(5,880)
Total stockholders’ deficit	(123,185)	(118,782)
Total liabilities and stockholders’ deficit	$273,739	$287,453
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

Three and Nine Months Ended September 30, 2023
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2023	46,551	(2,911)	$462	$(77,933)	$1,036,287	$(1,071,718)	$(5,880)	$(118,782)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	212	—	2	—	(4,842)	—	—	(4,840)

Repurchase of common stock	—	(15)	—	(420)	—	—	—	(420)

Stock-based compensation	—	—	—	—	5,093	—	—	5,093

Net loss	—	—	—	—	—	(381)	—	(381)

Other comprehensive income	—	—	—	—	—	—	594	594

Balances at March 31, 2023	46,763	(2,926)	$464	$(78,353)	$1,036,538	$(1,072,099)	$(5,286)	$(118,736)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	172	—	1	—	(1,200)	—	—	(1,199)

Stock-based compensation	—	—	—	—	5,942	—	—	5,942

Net loss	—	—	—	—	—	(4,596)	—	(4,596)

Other comprehensive loss	—	—	—	—	—	—	(365)	(365)

Balances at June 30, 2023	46,935	(2,926)	$465	$(78,353)	$1,041,280	$(1,076,695)	$(5,651)	$(118,954)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	60	—	1	—	(925)	—	—	(924)

Stock-based compensation	—	—	—	—	4,903	—	—	4,903

Net loss	—	—	—	—	—	(7,334)	—	(7,334)
			—
Other comprehensive loss	—	—	—	—	—	—	(876)	(876)

Balances at September 30, 2023	46,995	(2,926)	$466	$(78,353)	$1,045,258	$(1,084,029)	$(6,527)	$(123,185)

Three and Nine Months Ended September 30, 2022
	Shares of Common Stock				Additional		Accumulated Other	Total
	Issued	In Treasury	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balances at January 1, 2022	45,828	(874)	$455	$(25,090)	$1,031,633	$(1,126,959)	$(4,113)	$(124,074)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	391	—	4	—	(8,940)	—	—	(8,936)

Repurchase of common stock	—	(354)	—	(10,816)	—	—	—	(10,816)

Stock-based compensation	—	—	—	—	3,422	—	—	3,422

Net income	—	—	—	—	—	10,586	—	10,586

Other comprehensive loss	—	—	—	—	—	—	(201)	(201)

Balances at March 31, 2022	46,219	(1,228)	$459	$(35,906)	$1,026,115	$(1,116,373)	$(4,314)	$(130,019)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	189	—	2	—	(1,483)	—	—	(1,481)

Repurchase of common stock	—	(560)	—	(14,143)	—	—	—	(14,143)

Stock-based compensation	—	—	—	—	3,645	—	—	3,645

Net income	—	—	—	—	—	7,373	—	7,373

Other comprehensive loss	—	—	—	—	—	—	(1,735)	(1,735)

Balances at June 30, 2022	46,408	(1,788)	$461	$(50,049)	$1,028,277	$(1,109,000)	$(6,049)	$(136,360)

Stock issued pursuant to employee stock plans, net of shares withheld for employee tax obligations	64	—	—		(992)	—	—	(992)

Repurchase of common stock	—	(758)	—	(18,602)	—	—	—	(18,602)

Stock-based compensation	—	—	—		3,947	—	—	3,947

Net income	—	—	—		—	12,022	—	12,022

Other comprehensive loss	—	—	—		—	—	(1,416)	(1,416)

Balances at September 30, 2022	46,472	(2,546)	461	(68,651)	1,031,232	(1,096,978)	(7,465)	(141,401)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(12,311)	$29,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,601	6,023
(Recovery from) allowance for doubtful accounts	(71)	893
Stock-based compensation expense	15,938	11,014
Non-cash provision for restructuring	4,879	495
Non-cash interest expense	447	367
Loss on disposal of fixed assets	—	548
Unrealized foreign currency transaction losses (gains)	868	(2,769)
Benefit from deferred taxes	134	1,238
Changes in operating assets and liabilities:
Accounts receivable	20,566	20,896
Inventories	(7,610)	(2,071)
Prepaid expenses and other assets	(6,839)	(5,624)
Accounts payable	(6,376)	8,050
Accrued expenses, compensation and benefits and other liabilities	(8,268)	(17,257)
Income taxes payable	(38)	(841)
Deferred revenue and contract assets	(36,735)	(25,380)
Net cash (used in) provided by operating activities	(27,815)	25,563

Cash flows from investing activities:
Purchases of property and equipment	(13,798)	(11,067)
Net cash used in investing activities	(13,798)	(11,067)

Cash flows from financing activities:
Proceeds from revolving line of credit	40,000	19,000
Repayment of debt principal	(5,150)	(4,515)
Payments for repurchase of common stock	(572)	(40,929)
Proceeds from the issuance of common stock under employee stock plans	486	468
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,449)	(11,878)
Payments for credit facility issuance costs	—	(440)
Net cash provided by (used in) financing activities	27,315	(38,294)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,523)	(1,809)
Net decrease in cash, cash equivalents and restricted cash	(15,821)	(25,607)
Cash, cash equivalents and restricted cash at beginning of period	38,852	60,556
Cash, cash equivalents and restricted cash at end of period	$23,031	$34,949
Supplemental information:
Cash and cash equivalents	$20,963	$31,344
Restricted cash	926	2,413
Restricted cash included in other long-term assets	1,142	1,192
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,031	$34,949

Cash paid for income taxes	$1,119	$1,551
Cash paid for interest	$11,327	$3,095
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

The consolidated results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence.

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

Agreement and Plan of Merger

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions as set forth in the Merger Agreement. As previously disclosed by the Company, certain of these conditions have been satisfied, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock and the receipt of all required regulatory approvals and clearances set forth in the Merger Agreement to complete the Merger.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

2.    NET (LOSS) INCOME PER SHARE

Net (loss) income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common share equivalents outstanding during the period.

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

The following table sets forth (in thousands) potential common shares that were considered anti-dilutive securities at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Non-vested restricted stock units	1,180	820

The following table sets forth (in thousands) the basic and diluted weighted common shares outstanding for the three months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted common shares outstanding - basic	44,209	44,476	44,042	44,676
Net effect of common stock equivalents	—	227	—	431
Weighted common shares outstanding - diluted	44,209	44,703	44,042	45,107

3.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

We measure deferred compensation investments on a recurring basis. As of September 30, 2023 and December 31, 2022, our deferred compensation investments were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are money market and mutual funds. Assets valued based on other observable inputs and classified as Level 2 are insurance contracts. The assets held at fair value are included in “Other current assets” and “Other long-term assets” on our consolidated balance sheet as of September 30, 2023 and 2022.

The following tables summarize our deferred compensation investments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$225	$84	$141	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$376	$85	$291	$—

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

4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$7,558	$7,984
Work in process	244	288
Finished goods	20,789	12,709
Total	$28,591	$20,981

As of September 30, 2023 and December 31, 2022, finished goods inventory included $3.2 million and $1.4 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment. As of September 30, 2023, the weighted average incremental borrowing rate was 6.0% and the weighted average remaining lease term was 4.5 years.

Finance lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Each lease agreement provides an implicit discount rate used to determine the present value of future payments. As of September 30, 2023, the weighted-average discount rate was 0.4% and the weighted average remaining lease term was less than one year.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. Our total operating lease costs were $1.5 million and $1.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively and $4.5 million and $4.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Related cash payments were $1.6 million and $1.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $4.8 million and $4.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Short term lease costs were $0.5 million and $0.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Operating lease costs are included within costs of revenue, research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. Finance lease costs, variable lease costs, and sublease income are not material.

The table below reconciles the undiscounted future minimum lease payments for operating and finance leases under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding nine months ended September 30, 2023)	$1,568	$35
2024	5,814	52
2025	5,874	—
2026	5,935	—
2027	5,490	—
Thereafter	2,066	—
Total future minimum lease payments	$26,747	$87
Less effects of discounting	(3,447)	—
Total lease liabilities	$23,300	$87

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	September 30, 2023
Right of use assets	$19,551

Accrued expenses and other current liabilities	(4,646)
Long-term lease liabilities	(18,654)
Total lease liabilities	$(23,300)

Finance Leases	September 30, 2023
Other assets	$75

Accrued expenses and other current liabilities	87
Total lease liabilities	$87

6.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred compensation	$3,373	$3,715
Finance lease liabilities	—	46
Other long-term liabilities	534	587
Total	$3,907	$4,348

7.    COMMITMENTS AND CONTINGENCIES

Commitments

We entered into a long-term agreement to purchase a variety of information technology solutions from a third party in the second quarter of 2020, which included an unconditional commitment to purchase a minimum of $32.2 million of products and services over the initial five years of the agreement. We have purchased $25.1 million of products and services pursuant to this agreement as of September 30, 2023.

We have letters of credit that are used as security deposits in connection with our leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2023, be eligible to draw against the letters of credit to a maximum of $0.7 million.

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

Letters of credit that are collateralized by restricted cash are included in the caption “Restricted cash” and “Other long-term assets” on our condensed consolidated balance sheets as of September 30, 2023.

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

Following the termination of our former Chairman and Chief Executive Officer on February 25, 2018, we received a notice alleging that we breached the former employee’s employment agreement. On April 16, 2019, we received an additional notice again alleging we breached the former employee’s employment agreement. On November 25, 2020 we received an additional notice again alleging we breached the former employee’s employment agreement. We have since been in communications with our former Chairman and Chief Executive Officer’s counsel. While we intend to defend any claim vigorously, when and if a claim is actually filed, we are currently unable to estimate an amount or range of any reasonably possible losses that could occur as a result of this matter.

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

At September 30, 2023 and as of the date of filing of these condensed consolidated financial statements, we believe that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim, (b) a reasonably possible loss or range of loss cannot be estimated, or (c) such estimate is immaterial.

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

We provide warranties on externally sourced and internally developed hardware. For internally developed hardware, and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, we record an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accrual balance at beginning of period	$941	$1,219
Accruals for product warranties	534	541
Costs of warranty claims	(633)	(784)
Accrual balance at end of period	$842	$976

The warranty accrual is included in the caption “accrued expenses and other current liabilities” in our condensed consolidated balance sheet.

8.    RESTRUCTURING COSTS AND ACCRUALS

In May 2023, we committed to a restructuring plan focused on reducing our overall workforce, and as a result we recorded restructuring charges of $4.9 million for employee severance costs related to 95 positions eliminated during the nine months ended September 30, 2023. The restructuring plan is expected to be substantially completed in 2023.

The following table sets forth the activity in the restructuring accrual for the nine months ended September 30, 2023 (in thousands):

Employee
Accrual balance as of December 31, 2022	$205
Restructuring charges and revisions	4,811
Cash payments	(2,645)
Foreign exchange impact on ending balance	(11)
Accrual balance as of September 30, 2023	$2,360

9.    REVENUE

Disaggregated Revenue and Geography Information

Through the evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers (our chief executive officer and chief financial officer), we have determined that we have one reporting unit and operating segment.
The following table sets forth our revenues by geographic region for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$38,038	$46,206	$125,067	$130,755
Other Americas	5,436	6,167	20,734	19,467
Europe, Middle East and Africa	34,647	36,865	108,574	112,026
Asia-Pacific	12,888	13,747	42,987	39,066
Total net revenues	$91,009	$102,985	$297,362	$301,314

The opening and closing balances of the Company's accounts receivable from contracts with customers were $76.8 million and $56.4 million for the nine months ended September 30, 2023, respectively, and $77.0 million and $55.3 million for the nine months ended September 30, 2022, respectively.

Contract Asset

Contract asset activity for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	September 30, 2023	September 30, 2022
Contract asset at beginning of period	$37,765	$25,397
Revenue in excess of billings	63,251	51,400
Customer billings	(59,944)	(47,427)
Contract asset at end of period	$41,072	$29,370
Less: long-term portion (recorded in other long-term assets)	4,354	11,642
Contract asset, current portion	$36,718	$17,728

Deferred Revenue

Deferred revenue activity for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	September 30, 2023	September 30, 2022
Deferred revenue at beginning of period	$94,150	$98,082
Billings deferred	55,109	57,094
Recognition of prior deferred revenue	(88,537)	(78,501)
Deferred revenue at end of period	$60,722	$76,675

A summary of the significant performance obligations included in deferred revenue is as follows (in thousands):

September 30, 2023
Product	$2,802
Subscription	15,497
Maintenance contracts	39,553
Implied PCS	2,870
Deferred revenue at September 30, 2023	$60,722

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

Historically, for many of our products, we had an ongoing practice of making when-and-if-available software updates available to customers free of charge for a period of time after initial sales to customers. The expectation created by this practice of providing free Software Updates represents an implied obligation of a form of post-contract customer support (“Implied PCS”) which represents a performance obligation. While we have ceased providing Implied PCS on new product offerings, we continue to provide Implied PCS for older products that were predominately sold in prior years. Revenue attributable to Implied PCS performance obligations is recognized over time on a ratable basis over the period that Implied PCS is expected to be provided, which is typically six years. We have remaining performance obligations of $2.9 million attributable to Implied PCS recorded in deferred revenue as of September 30, 2023. We expect to recognize revenue for these remaining performance obligations of $0.4 million for the remainder of 2023 and $1.2 million, $0.7 million, $0.4 million and $0.2 million for the years ending December 31, 2024, 2025, 2026, and 2027, respectively, and an immaterial amount thereafter.

As of September 30, 2023, we had approximately $16.7 million of transaction price allocated to remaining performance obligations for certain enterprise agreements that have not yet been fully invoiced. Approximately $14.2 million of these performance obligations were unbilled as of September 30, 2023. Remaining performance obligations represent obligations we must deliver for specific products and services in the future where there is not yet an enforceable right to invoice the customer. Our remaining performance obligations do not include contractually committed minimum purchases that are common in our strategic purchase agreements with resellers since our specific obligations to deliver products or services is not yet known, as customers may satisfy such commitments by purchasing an unknown combination of current or future product offerings. While the timing of fulfilling individual performance obligations under the contracts can vary dramatically based on customer requirements, we expect to recognize the $16.7 million in roughly equal installments through 2025.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations due to contract breach, contract amendments, and changes in the expected timing of delivery.

10.    LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term Loan, net of unamortized issuance costs and debt discount of $2,038 and $2,485 at September 30, 2023 and December 31, 2022, respectively	$177,274	$181,853
Revolving Credit Facility	40,000	—
Other long-term debt	691	815
Total debt	$217,965	$182,668
Less: current portion	14,242	9,710
Total long-term debt	$203,723	$172,958

The following table summarizes the contractual maturities of our borrowing obligations as of September 30, 2023 (in thousands):

Fiscal Year	Term Loan	Revolving Credit Facility	Other Long-Term Debt	Total
2023 (excluding nine months ended September 30, 2023)	$4,525	—	41	$4,566
2024	13,131	—	170	13,301
2025	17,906	—	182	18,088
2026	19,100	—	195	19,295
2027	124,650	40,000	103	164,753
Total before unamortized discount	179,312	40,000	691	220,003
Less: unamortized discount and issuance costs	(2,038)	—	—	(2,038)
Less: current portion of long-term debt	(14,075)	—	(167)	(14,242)
Total long-term debt	$163,199	40,000	$524	$203,723

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

We recorded $4.7 million and $11.8 million of interest expense on the Term Loan and Revolving Credit Facility for the three and nine months ended September 30, 2023. We recorded $2.1 million and $4.6 million of interest expense on the Term Loan for the three and nine months ended September 30, 2022, respectively. The effective interest rate for the nine months ended September 30, 2023 was 7.30%. As of September 30, 2023, there was $40 million outstanding under the Revolving Credit Facility. We were in compliance with the Second A&R Credit Agreement covenants as of September 30, 2023.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Information with respect to the Company’s non-vested time-based restricted stock units for the nine months ended September 30, 2023 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	788,217	$28.24			—
Granted	607,432	30.00			—
Vested	(426,811)	25.00			(144,519)
Forfeited	(68,669)	33.04			—
Non-vested at September 30, 2023	900,169	$30.60	0.95	$28,778

Information with respect to the Company’s non-vested performance-based restricted stock units for the nine months ended September 30, 2023 was as follows:

	Number of Performance-based Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Shares Retained to Cover Statutory Minimum Withholding Taxes
Non-vested at January 1, 2023	294,011	$23.20			—
Granted	240,598	26.12			—
Vested	(254,320)	15.34			(114,881)
Forfeited	—	—			—
Non-vested at September 30, 2023	280,289	$32.85	1.17	$8,961

The following table sets forth stock-based compensation expense by award type for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense by type:
Time-based Restricted Stock Units	$3,705	$2,892	$12,618	$8,272
Performance-based Restricted Stock Units	1,153	1,007	3,175	2,598
ESPP	45	48	145	144
Total share-based compensation expense	$4,903	$3,947	$15,938	$11,014

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$722	$588	$2,135	$1,603
Research and development expenses	979	498	2,663	1,363
Marketing and selling expenses	886	743	2,731	2,141
General and administrative expenses	2,316	2,118	8,409	5,907
Total share-based compensation expense	$4,903	$3,947	$15,938	$11,014

On September 9, 2021, our Board of Directors approved the repurchase of up to $115.0 million of our outstanding shares. This authorization does not have a prescribed expiration date. As of September 30, 2023, approximately $36.6 million of the $115.0 million share repurchase authorization remained available. The Company has no obligation to repurchase any amount of its common stock, and the program may be suspended or discontinued at any time. For the three months ended September 30, 2023, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2023, the Company repurchased 15,706 shares of its common stock for $0.4 million.

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

A key element of our strategy is our transition to a recurring revenue-based model through a combination of subscription offerings and long-term agreements. As of September 30, 2023, we had approximately 550,000 paid subscriptions. The subscription count includes all paid and active seats under multi-seat licenses. These licensing options offer choices in pricing and deployment to suit our customers’ needs. Our subscription offerings to date have been sold to creative professionals and media enterprises. We expect to increase subscription sales to media enterprises going forward as we expand offerings and move through customer upgrade cycles, which we expect will further increase recurring revenue on a longer-term basis. Our long-term agreements are comprised of multi-year agreements with large media enterprise customers to provide specified products and services, including SaaS offerings, and channel partners and resellers to purchase minimum amounts of products and service over a specified period of time.

We continued to invest in our Digital Transformation Initiative through the third quarter of 2023, which focuses on optimizing systems, processes, and back-office functions with the objective of improving our operations related to our digital and subscription business. The project started in the third quarter of 2021, and continuing through 2023-2025, we plan to significantly invest in transforming our enterprise-wide infrastructure and technologies to benefit customers and drive enhanced performance across the company.

A summary of our revenue sources for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscriptions	$38,018	$41,782	$121,842	$108,878
Maintenance	20,230	27,280	66,348	83,382
Subscriptions and Maintenance	58,248	69,062	188,190	192,260
Perpetual Licenses	2,210	1,790	3,868	9,729
Software Licenses and Maintenance	60,458	70,852	192,058	201,989
Integrated solutions	24,593	26,267	87,038	82,492
Professional services & training	5,958	5,866	18,266	16,833
Total revenue	$91,009	$102,985	$297,362	$301,314

Recent Developments Affecting Our Business

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine and Israel, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. Throughout 2022 and the nine months of 2023, we observed significant market uncertainty including the Writers Guild strike and the ongoing Screen Actors Guild Strike, increasing inflationary pressures, supply constraints and a strong U.S. dollar. We continue to manage through industry-wide supply constraints due to component shortages, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and resulted in extended lead times for us and our customers.

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

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions as set forth in the Merger Agreement. As previously disclosed by the Company, certain of these conditions have been satisfied, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock and the receipt of all required regulatory approvals and clearances set forth in the Merger Agreement to complete the Merger.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023 we incurred increased component costs on our integrated solutions due to the supply chain constraints noted above. The increases in operating expenses year over year was a result of increased personnel costs due to increased headcount as well as increased stock based compensation expense during the first half of the year. However, for the three months ended September 30, 2023, we began to see cost savings related to the restructuring plan executed during May 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Subscriptions	41.8%	40.6%	41.0%	36.1%
Maintenance	22.2%	26.5%	22.3%	27.7%
Integrated solutions & other	36.0%	32.9%	36.7%	36.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.4%	32.2%	37.3%	33.7%
Gross margin	63.6%	67.8%	62.7%	66.3%
Operating expenses:
Research and development	21.7%	16.6%	19.9%	16.6%
Marketing and selling	25.2%	23.7%	23.9%	23.2%
General and administrative	19.3%	13.7%	16.9%	14.0%
Restructuring costs, net	(0.6)%	0.1%	1.6%	0.2%
Total operating expenses	65.6%	54.1%	62.3%	54.0%
Operating (loss) income	(2.0)%	13.7%	0.4%	12.4%
Interest expense, net	(5.6)%	(2.7)%	(4.4)%	(2.1)%
Other income (loss), net	—%	—%	0.1%	—%
(Loss) income before income taxes	(7.6)%	11.0%	(3.9)%	10.3%
(Benefit from) Provision for income taxes	0.5%	(0.7)%	0.2%	0.3%
Net (loss) income	(8.1)%	11.7%	(4.1)%	10.0%

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

Net Revenues for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Net Revenues	$	%	Net Revenues
Subscriptions	$38,018	$(3,764)	(9.0)%	$41,782
Maintenance	20,230	(7,050)	(25.8)%	27,280
Integrated solutions & other	32,761	(1,162)	(3.4)%	33,923
Total net revenues	$91,009	$(11,976)	(11.6)%	$102,985

Net Revenues for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Net Revenues	$	%	Net Revenues
Subscriptions	$121,842	$12,964	11.9%	$108,878
Maintenance	66,348	$(17,034)	(20.4)%	83,382
Integrated solutions & other	$109,172	$118	0.1%	$109,054
Total net revenues	$297,362	$(3,952)	(1.3)%	$301,314

Net Revenues for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	42%	45%	42%	43%
Other Americas	6%	6%	7%	7%
Europe, Middle East and Africa	38%	36%	37%	37%
Asia-Pacific	14%	13%	14%	13%

Subscription Revenues

Our subscription revenues are derived primarily from sales of our Media Composer, MediaCentral, Pro Tools, and Sibelius offerings. Subscription revenues decreased $3.8 million, or 9.0%, for the three months ended September 30, 2023, and increased $13.0 million or 11.9%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase for the nine months ended September 30, 2023, was primarily a result of new customers adopting our subscription solutions and customers transitioning from our perpetual product licenses to our subscription-based model. We saw a decrease in subscription revenue for the three months ending September 30, 2023 due to more challenging economic conditions.

Maintenance Revenues

Our maintenance revenues are derived from a variety of maintenance contracts for our software and integrated solutions. Maintenance contracts allow each customer to select the level of technical and operational support that it needs to maintain their operational effectiveness. Maintenance contracts typically include the right to the latest software updates, call support, and, in some cases, hardware maintenance. Maintenance revenues decreased $7.1 million, or 25.8%, for the three months ended September 30, 2023, and $17.0 million or 20.4%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The decrease for the three and nine months ended September 30, 2023 was primarily due to customers transitioning from our perpetual based licenses to our subscription licenses.

Integrated Solutions and Other Revenues

Our integrated solutions and other revenues are derived primarily from sales of our storage and workflow solutions, media management solutions, video creative tools, digital audio software and workstation solutions, and our control surfaces, consoles, and live-sound systems as well as professional and learning services. Integrated solutions and other revenues decreased $1.2 million or (3.4)%, for the three months ended September 30, 2023, and increased $0.1 million or 0.1%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023, was driven by lower integrated solutions sales due to more challenging economic conditions. The increase for the nine months ended September 30, 2023, was driven by an increase in integrated solutions sales as we have improved delivering on our backlog.

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

Costs of Revenues and Gross Profit

Costs of Revenues and Gross Profit for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Costs	$	%	Costs
Subscriptions	$4,793	$(1,370)	(22.2)%	$6,163
Maintenance	4,614	(235)	(4.8)%	4,849
Integrated solutions & other	23,697	1,503	6.8%	22,194
Total cost of revenues	$33,104	$(102)	(0.3)%	$33,206

Gross profit	$57,905	$(11,874)	(17.0)%	$69,779

Costs of Revenues and Gross Profit for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Costs	$	%	Costs
Subscriptions	$14,579	$(3,478)	(19.3)%	$18,057
Maintenance	14,425	(954)	(6.2)%	15,379
Integrated solutions & other	81,915	13,946	20.5%	67,969
Total cost of revenues	$110,919	$9,514	9.4%	$101,405

Gross profit	$186,443	$(13,466)	(6.7)%	$199,909

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

Our gross margin percentage for the three months ended September 30, 2023 decreased to 63.6% from 67.8% for the three months ended September 30, 2022, and for the nine months ended September 30, 2023 decreased to 62.7% from 66.3% for the nine months ended September 30, 2022. These decreases were primarily due to increased prices on the components used in some of our integrated solutions products. Given the supply chain disruptions, we made spot purchases at increased prices to ensure we had sufficient components on hand. There was also a change in the mix of integrated solutions and other revenues towards our lower margin hardware, which also negatively impacted margins. These decreases were partially offset by the increase in our subscription margins due to increased volume.

Gross Margin % for the Three Months Ended September 30, 2023 and 2022
	2023 Gross Margin %	Change	2022 Gross Margin %
Subscription	87.4%	2.2%	85.2%
Maintenance	77.2%	(5.0)%	82.2%
Integrated solutions & other	27.7%	(6.9)%	34.6%
Total	63.6%	(4.2)%	67.8%

Gross Margin % for the Nine Months Ended September 30, 2023 and 2022
	2023 Gross Margin %	Change	2022 Gross Margin %
Subscription	88.0%	4.6%	83.4%
Maintenance	78.3%	(3.3)%	81.6%
Integrated solutions & other	25.0%	(12.7)%	37.7%
Total	62.7%	(3.6)%	66.3%

Gross Margin % for the Nine Months Ended September 30, 2021 and 2020
Operating Expenses and Operating (Loss) Income

Operating Expenses and Operating (Loss) Income for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Expenses	$	%	Expenses
Research and development	$19,767	$2,657	15.5%	$17,110
Marketing and selling	23,004	(1,358)	(5.6)%	24,362
General and administrative	17,582	3,516	25.0%	14,066
Restructuring costs, net	(589)	(747)	(472.8)%	158
Total operating expenses	$59,764	$4,068	7.3%	$55,696

Operating (loss) income	$(1,859)	$(15,942)	(113.2)%	$14,083

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
	Expenses	$	%	Expenses
Research and development	$59,193	$9,324	18.7%	$49,869
Marketing and selling	71,052	1,090	1.6%	69,962
General and administrative	50,216	7,975	18.9%	42,241
Restructuring costs, net	4,873	4,358	846.2%	515
Total operating expenses	$185,334	$22,747	14.0%	$162,587

Operating income	$1,109	$(36,213)	(97.0)%	$37,322

Research and Development Expenses

Research and development (“R&D”) expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Change in R&D Expenses for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Consulting and outside services	1,012	26.5%
Other	891	22.9%
Personnel-related	754	8.0%
Total research and development expenses increase	$2,657	15.5%

Change in R&D Expenses for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Consulting and outside services	3,437	32.9%
Other	3,198	28.8%
Personnel-related	2,689	9.5%
Total research and development expenses increase	$9,324	18.7%

R&D expenses increased $2.7 million, or 15.5%, for the three months ended September 30, 2023, and $9.3 million or 18.7%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase in consulting and outside services was due to both an increase in fees as well as increased usage of contractors to support our ongoing R&D operations. The increase in personnel-related expenses was primarily the result of annual salary increases and increased headcount during the first half of the year. The increase in other expenses was related to depreciation and severance related charges related to individuals who opted in to our early retirement program.

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

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Decrease From 2022
	$	%
Other	(984)	(12.1)%
Personnel-related	(374)	(2.3)%
Total marketing and selling expenses decrease	$(1,358)	(5.6)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Increase (Decrease) From 2022
	$	%
Personnel-related	1,885	4.0%
Foreign exchange (gains) and losses	(1,239)	(76.6)%
Other	444	2.0%
Total marketing and selling expenses increase	$1,090	1.6%

Marketing and selling expenses decreased $(1.4) million, or (5.6)%, for the three months ended September 30, 2023, and increased $1.1 million or 1.6%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase in personnel-related expenses for the nine months ended September 30, 2023 was primarily the result of annual salary increases and increased headcount, which was offset in the three months ended September 30, 2023 by savings from our restructuring plan and changes in variable compensation. The change in foreign exchange translations for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was due to foreign exchange gains and losses from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The decrease in other expenses for the three months ended September 30, 2023 was primarily due to a provision for doubtful accounts in 2022.

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

Change in G&A Expenses for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Increase (Decrease) From 2022
	$	%
Other	3,068	78.9%
Consulting and outside services	774	25.1%
Personnel-related	(326)	(4.6)%
Total G&A expenses increase	$3,516	25.0%

Change in G&A Expenses for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023 Increase From 2022
	$	%
Other	4,251	76.0%
Personnel-related	2,511	11.8%
Consulting and outside services	1,213	7.9%
Total G&A expenses increase	$7,975	18.9%

G&A expenses increased $3.5 million, or 25.0%, for the three months ended September 30, 2023, and $8.0 million or 18.9%, for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase in personnel-related expenses for the nine months ended September 30, 2023 was primarily the result of annual salary increases and increased headcount, which was offset in the three months ended September 30, 2023 by savings from our restructuring plan and changes in variable compensation. The increase in other expenses was primarily due to severance related charges related to individuals who opted in to our early retirement program as well as transactions costs related to the Merger Agreement.

Restructuring Costs, Net

Restructuring costs decreased and increased for the three and nine months ended September 30, 2023, due to the restructuring plan that we committed to in May 2023, which focused on reducing our overall workforce, and as a result we recorded restructuring charges of $4.9 million for employee severance costs related to 95 positions eliminated through the third quarter of 2023. The restructuring plan is expected to be substantially completed in 2023.

Interest Expense, Net

Interest Expense, Net for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Interest expense, net	$(5,060)	$(2,319)	84.6%	$(2,741)

Interest Expense, Net for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Interest expense, net	$(12,989)	$(6,828)	110.8%	$(6,161)

Interest expense increased for the three and nine months ended September 30, 2023, respectively, due to a higher interest rate as a result of increases in the Secured Overnight Financing Rate (SOFR) on our borrowings and a higher level of borrowings, which included the $40.0 million outstanding under the Revolving Credit Facility. The effective interest rate was 7.82% and 4.81% for the three months ended September 30, 2023 and September 30, 2022, respectively. The effective interest rate was 7.30% and 3.58% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Provision for (benefit from) Income Taxes

Provision for (benefit from) Income Taxes for the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Provision for (benefit from) Income Taxes	$436	$1,101	(165.6)%	$(665)

Provision for Income Taxes for the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023	Change		2022
		$	%
Provision for Income Taxes	$619	$(568)	(47.9)%	$1,187

The tax provision movement resulted in a (6.3%) and (5.3%) as a percentage of income and loss before tax for the three and nine months ended September 30, 2023. The increase in the tax provision for the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to utilization of foreign net operating losses and prior year return to provision adjustments recorded. The decrease in the tax provision for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to the decrease in worldwide pre-tax income. No benefit was provided for the tax losses generated in the United States due to a full valuation allowance position recorded on the deferred tax assets. While we had experienced recent profitability in the U.S. prior to the period ended March 31, 2023, during periods ended March 31, 2023 through September 30, 2023 we experienced a pre-tax loss in the U.S. We intend to continue recording a full valuation allowance on our U.S. deferred tax assets until there is sufficient positive evidence to determine that a significant portion of the valuation allowance will no longer be needed.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

Our principal sources of liquidity include cash and cash equivalents, which totaled $21.0 million as of September 30, 2023, as well as the availability of borrowings of up to $80.0 million under our revolving Credit Facility as of September 30, 2023. We have generally funded operations in recent years through the use of existing cash balances, supplemented from time to time with the proceeds of long-term debt and borrowings under our credit facilities. Our cash requirements vary depending on factors such as the growth of the business, changes in working capital, and capital expenditures. We anticipate that we will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next 12 months as well as for the foreseeable future.

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

In the event revenues in future quarters are lower than we currently anticipate or operating expenses are higher than we expect, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders), (i) further cost reductions, (ii) seeking replacement financing, (iii) raising funds through the issuance of additional equity or debt securities or the incurrence of additional borrowings, or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business. If we are not in compliance with the net leverage ratio covenant and are unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Second A&R Credit Agreement, which could permit acceleration of the outstanding indebtedness under the Second A&R Credit Agreement and require us to repay such indebtedness before the scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Second A&R Credit Agreement. We were in compliance with the Second A&R Credit Agreement covenants as of September 30, 2023.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(27,815)	$25,563
Net cash used in investing activities	(13,798)	(11,067)
Net cash provided by (used in) financing activities	27,315	(38,294)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,523)	(1,809)
Net decrease in cash, cash equivalents and restricted cash	$(15,821)	$(25,607)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $27.8 million for the nine months ended September 30, 2023. The use of cash in operations compared to net cash provided by operating activities in the nine months ended September 30, 2022 was primarily due to a change in working capital and the Company’s lower operating profitability.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash flows used in investing activities reflected $13.8 million used for the purchase of property and equipment. Our purchases of property and equipment largely consist of computer hardware and software to support R&D activities and information systems. In addition, as part of our digital transformation we have increased spending on the development of internal-use software as we upgrade and improve our back-office applications, as well as development of our cloud related infrastructure.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash flows provided by financing activities were primarily the result of drawing down $40 million on our revolving credit facility, partially offset by our common stock repurchases for tax withholdings for net settlement of equity awards as well as principal payments on our Term Loan.

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

We recorded a $0.7 million net foreign exchange loss and a $1.9 million net foreign exchange loss for the nine months ended September 30, 2023 and 2022, respectively. The foreign exchange gains and losses resulted from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates as of September 30, 2023 would not have a significant impact on our results of operations. For this purpose, “significant” means an impact of more than a 20% change.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation, our management concluded that as of September 30, 2023, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting, due to the ineffective controls associated with the accounting methodology used to determine the appropriate allocation, amount and timing of relative estimated standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we have undertaken remedial actions to address the material weakness in our internal control over financial reporting over the accounting methodology used to determine standalone selling price, or SSP, revenue associated with multiple performance obligations related to term-based subscription contracts. We believe necessary remedial actions to our control environment are now in place, however the enhancements to our control environment have not been in place for a sufficient period of time to allow us to conclude that the internal control over financial reporting is effective as of September 30, 2023.

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

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Artisan Bidco, Inc., a Delaware corporation (“Parent”), and Artisan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), each an affiliate of STG, pursuant to which, and on the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $27.05 in cash, without interest and less required tax withholdings. The consummation of the Merger is subject to approval by our stockholders, regulatory approvals and other customary closing conditions as set forth in the Merger Agreement. As previously disclosed by the Company, certain of these conditions have been satisfied, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock and the receipt of all required regulatory approvals and clearances set forth in the Merger Agreement to complete the Merger.

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

As previously disclosed by the Company, we have been subject to litigation related to the Merger and could also be subject to further litigation related to the Merger, which could prevent or delay the consummation of the Merger or result in significant costs and expenses. It is possible that stockholders may file additional lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

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

The consummation of the Merger is subject to customary closing conditions as set forth in the Merger Agreement. As previously disclosed by the Company, certain of these conditions have been satisfied, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock and the receipt of all required regulatory approvals and clearances set forth in the Merger Agreement to complete the Merger, but certain of the remaining conditions to consummation of the Merger are not within our control or the control of Parent or Merger Sub. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 30, 2023 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
July 1, 2023 - July 31, 2023	—	$—	0	$36,647,369
August 1, 2023 - August 31, 2023	—	$—	0	$36,647,369
September 1, 2023 - September 30, 2023	—	$—	0	$36,647,369

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

The list of exhibits, which are filed or furnished with this Form 10-Q or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended		10-Q	August 9, 2023	001-36254
3.3	Amendment to the Company's Third Amended and Restated Certificate of Incorporation, as amended		8-K	June 1, 2023	001-36254
3.4	Amended and Restated By-Laws		8-K	June 1, 2023	001-36254
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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

AVID TECHNOLOGY, INC.
(Registrant)

Date:	November 7, 2023	By:	/s/ Kenneth Gayron
		Name:	Kenneth Gayron
		Title:	Executive Vice President and Chief Financial Officer